Form 10-Q
period 1993-12-31
OAKWOOD HOMES CORP
filed 1994-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                              FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
December 31, 1993 or

(   ) Transition report pursuant to section
13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number         1-7444

                      OAKWOOD HOMES CORPORATION
         (Exact name of registrant as specified in its charter)


         NORTH CAROLINA          	            56-0985879
(State or other jurisdiction of 	        (I.R.S. Employer
incorporation or organization)	               Identification No.)


     2225 S. Holden Road (P.O. Box 7386), Greensboro, North Carolina
                 (Address of principal executive offices)

                             27417-0386
                             (Zip Code)

                            (910) 855-2400
(Registrant's telephone number, including area code)

                            Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of January 31, 1994.

Common Stock, Par Value $.50 Per Share . . . . . . . . . . 20,418,606


                                 (1)

PART I.   FINANCIAL INFORMATION


                         QUARTERLY REPORT ON FORM 10-Q

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended December 31, 1993

                    OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                          Greensboro, North Carolina




	The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                                  (2)

                           OAKWOOD HOMES CORPORATION
                                AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                       THREE MONTHS
                                                                          ENDED
                                                                       DECEMBER 31,
(in thousands except per share data)                                            1992
                                                                     1993
REVENUES
  Net Sales......................................................   $71,030    $42,857
  Financial Services Income......................................    14,241     11,524
  Other Income...................................................     2,403      2,047
       Total Revenues............................................    87,674     56,428
COSTS AND EXPENSES
  Cost of Sales..................................................    49,156     29,785
  Selling, General and Administrative Expenses
     Non-financial Services......................................    18,897     11,492
     Financial Services..........................................     1,851      1,616
  Provision for Losses on Credit Sales...........................     1,931      1,267
  Interest Expense
     Non-financial Services......................................       118        580
     Financial Services..........................................     6,038      5,995
          Total Costs and Expenses...............................    77,991     50,735
INCOME BEFORE INCOME TAXES.......................................     9,683      5,693
PROVISION FOR INCOME TAXES.......................................     3,369      2,000
NET INCOME.......................................................   $ 6,314    $ 3,693
Earnings Per Share
  Primary........................................................   $   .30    $   .25
  Fully Diluted..................................................   $   .30    $   .21
Dividends Paid Per Share.........................................   $   .02    $   .02
Average Shares Outstanding
  Primary........................................................    21,384     15,006
  Fully Diluted..................................................    21,403     18,311


                                   (3)

                           OAKWOOD HOMES CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

(in thousands except per share data)
                                                     DECEMBER 31,      SEPTEMBER 30,
ASSETS                                                   1993              1993
  Cash and Cash Equivalents.......................     $  6,835          $  23,904
  Receivables, principally installment
     contracts....................................      392,226            424,710
  Inventories
     Manufactured homes...........................       64,003             52,105
     Work-in-process, materials and supplies......        5,193              4,288
     Land/homes under development.................        1,135                697
                                                         70,331             57,090
Manufactured housing communities..................        4,122              4,088
Property, plant and equipment.....................       29,637             27,702
Deferred income taxes.............................        2,420              1,564
Other assets......................................       17,343             17,970
                                                       $522,914          $ 557,028
LIABILITIES AND STOCKHOLDERS' INVESTMENT
  Short-term borrowings...........................     $  8,000          $  26,800
  Notes and bonds payable.........................      242,075            255,765
  Accounts payable and accrued liabilities........       29,595             39,079
  Reserve for contingent liabilities..............        3,186              3,009
  Other long-term obligations.....................        4,172              3,499
  Stockholders' investment:
     Common stock, $.50 par value.................       10,206             10,172
     Additional paid in capital...................      143,868            143,578
     Retained earnings............................       81,812             75,905
                                                       $235,886            229,655
Less: Loan to ESOP................................            0               (779)
Total stockholders' investment....................      235,886            228,876
                                                       $522,914          $ 557,028

                                 (4)
                           OAKWOOD HOMES CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  FOR THE THREE MONTHS
                                                                         ENDED
                                                                      DECEMBER 31,
(000's omitted)                                                     1993        1992
OPERATING ACTIVITIES:
  Net income...................................................   $  6,314    $  3,693
  Items not requiring (providing) cash:
     Depreciation and amortization.............................      1,181         882
     Deferred income taxes.....................................       (856)       (205)
     Provision for losses on credit sales, net of actual
       losses..................................................        951         548
     (Increase) in other receivables...........................     (3,285)     (2,293)
     (Increase) in inventories.................................    (13,241)     (5,417)
     (Decrease) in accounts payable and accrued liabilities....     (9,484)     (5,948)
     Increase (decrease) in other long-term obligations........        673         (48)
       Cash used by operations.................................    (17,747)     (8,788)
     Installment receivables issued............................    (58,932)    (31,435)
     Purchase of installment loan portfolio....................       (604)          0
     Sale of installment loans.................................     80,765      13,893
     Receipts on installment receivables.......................     13,744      11,745
       CASH PROVIDED (USED) BY OPERATING ACTIVITIES............     17,226     (14,585)
INVESTING ACTIVITIES:
  Additions to property, plant and equipment...................     (2,708)       (611)
  Additions to manufactured housing communities................        (37)         (6)
  Other........................................................        244      (1,341)
     CASH USED BY INVESTING ACTIVITIES.........................     (2,501)     (1,958)
FINANCING ACTIVITIES:
  Net repayments on short-term credit facilities...............    (18,800)     (3,000)
  Issuance of notes and bonds payable..........................          0      42,335
  Payments on notes and bonds..................................    (12,911)    (13,388)
  Cash dividends...............................................       (407)       (265)
  Proceeds from exercise of stock options......................        324       1,762
  Other........................................................          0          15
     CASH PROVIDED (USED) BY FINANCING ACTIVITIES..............    (31,794)     27,459
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........    (17,069)     10,916
CASH AND CASH EQUIVALENTS:
  BEGINNING OF PERIOD..........................................     23,904      17,200
  END OF PERIOD................................................   $  6,835    $ 28,116

                           (5)


                OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1. The condensed consolidated financial statements reflect all adjustments, which included only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2. Effective October 1, 1993, the Company adopted prospectively Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires use of an asset and liability method to account for deferred income taxes. Prior to fiscal 1994, the Company accounted for income taxes using the deferred method. Under the asset and liability method prescribed by FAS 109, deferred income taxes are provided on the temporary differences between the financial reporting and income tax bases of the Company's assets and liabilities using enacted income tax rates expected to be in effect when the temporary differences reverse. One of the differences between the FAS 109 asset and liability method and the deferred method is that changes in deferred income tax assets and liabilities arising from changes in income tax rates are reflected in income when the change in income tax rates is enacted, rather than over time, if at all.

The excess of the aggregate net deferred income tax asset as of October 1, 1993, computed using the asset and liability method, over the aggregate net deferred income tax asset as of September 30, 1993, computed using the deferred method, was approximately $214,000 ($.01 per share) and has been reflected as a reduction in the provision for income taxes for the quarter ended December 31, 1993.

The temporary differences giving rise to deferred income taxes at October 1, 1993 are as follows :

Deferred income tax liabilities :
        Depreciation                          $1,020
        Financing costs                          831
        Discounts on acquired portfolios         600
        Installment sales                        627
        Endorsement fee income                   337
        Other                                  1,080
         Total deferred income tax liabilites  4,495
Deferred income tax assets :
        Reserve for losses on credit sales    (4,896)
        Accrued liabilities                   (1,262)
        Other                                   (115)
         Total deferred income tax assets     (6,273)
Net deferred income tax asset                ($1,778)

3. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $128 million at December 31, 1993.

                                 (6)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


	Total sales dollar volume increased 66%, reflecting a 45% increase in new unit volume and increases of 5% and 12% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume increased due to a 15% increase in the weighted average number of sales centers open during the period and a 26% increase in average new unit sales per sales center. Total sales for sales centers open at least one year rose 36%. The increase in the average new unit sales price reflects price increases required to offset rising lumber prices, the effect of the Company's entry into the Texas market where the average size home sold is larger than in the Southeast market, and higher selling prices in the Southeast due to a change in product mix toward higher-end homes. The Company has been successful in recovering increased lumber costs from its customers through higher selling prices and does not expect fluctuating lumber prices to have a material adverse effect on its results of operations.

	Gross profit as a percentage of sales was 30.8% in the current period compared to 30.5% in the prior year. Margins rose in the Southeast, principally due to manufacturing efficiencies resulting from higher production levels, partially offset by the effects of the Company's expansion into the Southwest, where substantially all product was sourced from third party manufacturers. During the current period the Company operated at or near its production capacity on a single shift basis at three of its operating plants. At December 31, 1993, a fourth plant was operating at approximately
90% of its capacity (compared to approximately 75% at December
31, 1992) and a fifth plant acquired in January 1993 was operating at approximately 70% of capacity. Production at the Company's new Texas facility commenced in October, and at December 31, 1993 this plant was operating at approximately 40% capacity. During the quarter the Company began construction of an additional plant in Texas and plans to begin construction of a plant in Tennessee to further support the Company's expansion into the Southwest and Midwest markets. Production at these facilities is expected to commence during the third quarter of fiscal 1994. Management does not expect a significant improvement in gross margins to be realized from the additional manufacturing plants until fiscal 1995 because of the start-up costs associated with bringing new production capacity on line.

	Financial services income increased 24% as a result of the increase in the outstanding balance of installment sale contracts from $323 million at December 31, 1992 to $377 million at December 31, 1993, offset slightly by a decrease in the weighted average interest rate. Credit sales represented approximately 84% and 81% of the Company's sales dollar volume in fiscal

                              (7)

1994 and 1993, respectively, of which approximately 93% and 81%, respectively, was originated by the Company's credit subsidiary. Financial services income for the fiscal 1994 quarter also reflects approximately $.9 million of earnings on the Company's retained interests in REMIC securitizations consummated in July and October 1993 which were structured as sales of receivables. The Company's earnings on its retained interests in these REMICs are reflected as a single amount within financial services income, as compared to presenting interest income on the installment sale contracts conveyed to the REMICs as interest income, and interest expense on REMIC interests purchased by investors as interest expense, for REMIC securitizations structured as collateralized borrowings.
Structuring REMIC securitizations as sales of receivables will cause slower rates of growth in interest income and interest expense compared to that which would occur if such securitizations were structured as collateralized borrowings.

	Other income increased 17%, principally due to increased insurance commissions resulting from an improvement in the percentage of total sales for which physical damage coverage was written by the Company's agency and the overall increase in sales, offset by decreases in insurance commissions from favorable loss experience and the continuing decline in endorsement fee income resulting from the Company's emphasis on internal financing of credit sales.

	Total selling, general and administrative expenses increased 57%, primarily as a result of higher sales volumes and increased servicing costs associated with the increased size of the Company's servicing portfolio.

	The provision for losses on credit sales rose 52% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company or sold to financial institutions on a recourse basis. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales.

	Non-financial services interest expense decreased primarily due to the redemption or conversion of the Company's 6-1/2% and 7-1/2% convertible subordinated debentures in November and December 1992. Financial services interest expense was essentially flat because the Company has begun structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings as more fully described above.

	As more fully described in Note 3 to the condensed consolidated financial statements included herein, effective October 1, 1993 the Company adopted prospectively Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS
109"), which requires use of an asset and

                                (8)


liability method to account for deferred income taxes. Adoption of FAS 109 had the effect of reducing the provision for income taxes and increasing net income by $214,000 ($.01 per share) for the quarter ended December 31, 1993. Excluding the effect of adoption of FAS 109, the Company's effective income tax rate was 37% in fiscal 1994. The two percentage point increase over fiscal 1993 was the result of higher state income taxes and an increase in the federal income tax rate.

Liquidity and Capital Resources

	The Company's financial position at December 31, 1993 reflects the normal seasonal increase in inventories in preparation for the typically strong spring and summer selling season.

	Receivables, which consist principally of installment sale contracts, decreased principally as a result of the Company's structuring of installment sale contract securitizations as sales of receivables rather than as collateralized borrowings. During the quarter ended December 31, 1993 the Company originated approximately $59 million of installment sale contracts and sold approximately $90 million of installment sale contracts, including approximately $88.5 million of contracts via a REMIC securitization. Investors purchased 90% of the interests in the REMIC trust for approximately $79.6 million cash; the Company retained a 10% interest in the trust. No gain or loss resulted from the sale of REMIC certificates to investors. Management believes that financing for installment sale contracts remains readily available and anticipates completing another securitization in the third quarter of fiscal
1994. Management believes that the availability of permanent financing for installment sale contracts, the Company's short-term credit facilities and cash generated by operations are sufficient to provide for the Company's short-term liquidity needs.

	The Company continues to monitor the credit and equity markets and evaluate the sources and cost of the long-term capital required to finance the demands of both planned expansion and higher operating levels within existing operations. The Company will seek to raise additional equity or long-term debt based upon anticipated business demands, management's assessment of existing and future conditions in the capital markets, and management's assessment of the appropriate components of the Company's capital structure.

                             (9)

PART II.     OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

                        At the Annual Meeting of Shareholders of the Registrant held February 2, 1994, the following matters were submitted to a vote of the shareholders of the Registrant:

                 1)     Ratification of the selection of Price
			Waterhouse as independent public accountants for the fiscal year ending September 30, 1994, which was approved by a vote of 16,236,769 shares in favor and 52,533 shares voted against. On such matter, there were abstentions of 37,325 shares and broker nonvotes of 4,024,959 shares.

		2)	Election of four members to the Board of
		        Directors of the Registrant for terms of three years and one member to the Board of Directors of the Registrant for a term of two years. Mr. Ralph L. Darling was elected to the Board by a vote of 15,933,321 shares in favor of his election; 393,306 shares were withheld from voting in favor of Mr. Darling's election; and there were broker nonvotes of 4,024,959.
			Mr. Kermit G. Phillips, II was elected to the Board by a vote of 15,979,008 shares in favor of his election; 347,619 shares were withheld from voting in favor of Mr. Phillips' election; and there were broker nonvotes of 4,024,959.
			Mr. H. Michael Weaver was elected to the Board by a vote of 15,978,948 shares in favor of his election; 347,679 shares were withheld from voting in favor of Mr. Weaver's election; and there were broker nonvotes of 4,024,959.
			Mr. Francis T. Vincent, Jr. was elected to the Board by a vote of 15,976,747 shares in favor of his election; 349,880 shares were withheld from voting in favor of Mr. Vincent's election; and there were broker nonvotes of 4,024,959.
			Mr. Sabin C. Streeter was elected to the Board by a vote of 15,930,860 shares in favor of his election; 395,767 shares were withheld from voting in favor of Mr. Streeter's election; and there were broker nonvotes of 4,024,959.

                              (10)

Item 6.          Exhibits and Reports on Form 8-K

                  a)  Exhibits

        (4) Agreement to Furnish Copies of Instruments With Respect to Long-Term Debt

     (10.1) Form of First Amendment to Employment Agreement between the
            Corporation and each of Nicholas J. St. George, Robert D. Harvey, Sr. and A. Steven Michael.

     (10.2) First Amendment to Amended and Restated Executive Retirement
            Benefit Employment Agreement between the Corporation and Nicholas J. St. George.

     (10.3) First Amendment to Executive Retirement Benefit Employment
            Agreement between the Corporation and Robert D. Harvey, Sr.

     (10.4) First Amendment to Executive Retirement Benefit Employment
            Agreement between the Corporation and A. Steven Michael.

     (10.5) First Amendment to Amended and Restated Executive Disability
            Benefit Agreement between the Corporation and Nicholas J. St.
            George.

     (10.6) First Amendment to Executive Disability Benefit Agreement between the Corporation and Robert D. Harvey, Sr.

     (10.7) Form of Executive Retirement Benefit Agreement between the
            Corporation and each of James D. Casterline, Larry T. Gilmore, C. Michael Kilbourne, J. Michael Stidham and Larry M. Walker.

     (10.8) Schedule identifying omitted Executive Retirement Benefit
            Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement in Exhibit 10.7 and payment schedules under Executive Retirement Benefit Employment Agreements.

       (11) Calculation of Fully Diluted Earnings Per Share.

   b)  Reports on Form 8-K

 No reports on Form 8-K were filed for the quarter ended December 31, 1993.

Items 1, 2, 3 and 5 are inapplicable and are omitted.

                                 (11)


               OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                               SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 11, 1994


		OAKWOOD HOMES CORPORATION




		BY:	s/Nicholas J. St. George
                        ________________________
			Nicholas J. St. George
			President and
            		Chief Executive Officer



		BY:	s/C. Michael Kilbourne
			_______________________
                        C. Michael Kilbourne
			Vice President
			(Principal Financial Officer)



                                 (12)


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               EXHIBITS

                               ITEM 6(a)

                               FORM 10-Q

                           QUARTERLY REPORT


For the quarter ended                            Commission File Number
December 31, 1993                                       1-7444


                      OAKWOOD HOMES CORPORATION
                            EXHIBIT INDEX

Exhibit No.   Exhibit Description

4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt (page 14 of the sequentially numbered pages)

10.1 Form of First Amendment to Employment Agreement between the Corporation and each of Nicholas J. St. George, Robert D. Harvey, Sr. and A. Steven Michael (page __ of the sequentially numbered pages)

10.2 First Amendment to Amended and Restated Executive Retirement Benefit Employment Agreement between the Corporation and Nicholas J. St. George (page __ of the sequentially numbered pages)

10.3 First Amendment to Executive Retirement Benefit Employment Agreement between the Corporation and Robert D. Harvey, Sr. (page __ of the sequentially numbered pages)

10.4 First Amendment to Executive Retirement Benefit Employment Agreement between the Corporation and A. Steven Michael (page __ of the sequentially numbered pages)

10.5 First Amendment to Amended and Restated Executive Disability Benefit Agreement between the Corporation and Nicholas J. St. George (page __ of the sequentially numbered pages)

10.6 First Amendment to Executive Disability Benefit Agreement between the Corporation and Robert D. Harvey, Sr. (page __ of the sequentially numbered pages)

10.7 Form of Executive Retirement Benefit Agreement between the Corporation and each of James D. Casterline, Larry T. Gilmore, C. Michael Kilbourne, J. Michael Stidham and Larry M. Walker (page __ of the sequentially numbered pages)

10.8 Schedule identifying omitted Executive Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement in Exhibit 10.7 and payment schedules under Executive Retirement Benefit Employment Agreements (page __ of the sequentially numbered pages)

11 Calculation of Fully Diluted Earnings Per Share (page __ of the sequentially numbered pages)