Form 10-Q
period 1994-03-31
OAKWOOD HOMES CORP
filed 1994-05-16
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended March 31, 1994 or
(   ) Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange   Act of 1934 for the transition period from _______ to _______

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

Yes  X   No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of April 30, 1994.

        Common Stock, Par Value $.50 Per Share ........ 20,453,585


                                  (1)

PART I.   FINANCIAL INFORMATION


                     QUARTERLY REPORT ON FORM 10-Q

              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarter Ended March 31, 1994

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

                                 (2)

                OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



(in thousands except per share data)
                                                     Three Months Ended
                                                          March 31,
                                                   1994               1993
Revenues
 Net sales                                       $ 86,449           $ 54,032
 Financial services income                         15,103             11,578
 Other income                                       2,864              2,370
                                                ---------          ---------
   Total revenues                                 104,416             67,980
Costs and expenses
 Cost of sales                                     60,457             37,526
 Selling, general and administrative expenses
  Non-financial services                           22,277             12,994
  Financial services                                1,868              1,569
 Provision for losses on credit sales               2,100              1,404
 Interest expense
  Non-financial services                               84                130
  Financial services                                6,157              6,464
                                                ---------          ----------
   Total costs and expenses                        92,943             60,087
                                                ---------          ----------
Income before income taxes                         11,473              7,893
Provision for income taxes                          4,195              2,820
                                                ----------         ----------
                                                  $ 7,278            $ 5,073
Net income                                      ==========         ==========


Earnings per share
 Primary                                          $   .34            $   .25
 Fully diluted                                    $   .34            $   .25

Dividends paid per share                          $   .02            $   .02

Average shares outstanding
 Primary                                           21,401             20,339
 Fully diluted                                     21,401             20,417


                                   (3)

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)



(in thousands except per share data)
                                                       Six Months Ended
                                                            March 31,
                                                    1994              1993
Revenues
 Net sales                                       $ 157,479          $ 96,889
 Financial services income                          29,344            23,102
 Other income                                        5,267             4,417
                                                 ----------         ---------
   Total revenues                                  192,090           124,408
                                                 ----------         ---------
Costs and expenses
 Cost of sales                                     109,613            67,311
 Selling, general and administrative expenses
  Non-financial services                            41,174            24,486
  Financial services                                 3,719             3,185
 Provision for losses on credit sales                4,031             2,671
 Interest expense
  Non-financial services                               202               710
  Financial services                                12,195            12,459
                                                 ----------         ---------
    Total costs and expenses                       170,934           110,822
                                                 ----------         ---------
Income before income taxes                          21,156            13,586
Provision for income taxes                           7,564             4,820
                                                 ----------         ---------
                                                  $ 13,592           $ 8,766
Net income                                       ==========        ==========


Earnings per share
 Primary                                          $    .64           $   .50
 Fully diluted                                    $    .64           $   .46

Dividends paid per share                          $    .04           $   .04

Average shares outstanding
 Primary                                            21,393            17,641
 Fully diluted                                      21,402            19,367




                                       (4)


                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                      (in thousands except per share data)

                                               March 31,      September 30,
ASSETS                                           1994              1993

Cash and cash equivalents                       $ 8,731          $ 23,904

Receivables, principally installment contracts  456,379           424,710

Inventories:
 Manufactured homes                              78,374             52,105
 Work-in-process, materials and supplies          5,455              4,288
 Land/homes under development                     1,214                697
                                              ---------          ---------
                                                 85,043             57,090
                                              ---------          ---------
Manufactured housing communities                  7,810              4,088

Property, plant and equipment                    32,882             27,702

Deferred income taxes                             3,333              1,564

Other assets                                     19,293             17,970
                                              ---------          ---------
                                              $ 613,471          $ 557,028


LIABILITIES AND STOCKHOLDERS' INVESTMENT

Short-term borrowings                         $  92,000          $  26,800

Notes and bonds payable                         231,053            255,765

Accounts payable and accrued liabilities         38,737             39,079

Reserve for contingent liabilities                2,953              3,009

Other long-term obligations                       5,771              3,499

Stockholders' investment:
 Common stock, $ .50 par value                   10,225             10,172
 Additional paid in capital                     144,051            143,578
 Retained earnings                               88,681             75,905
                                              ---------          ---------
                                                242,957            229,655
 Less :  Loan to ESOP                                 0               (779)
                                              ---------          ---------
 Total stockholders' investment                 242,957            228,876
                                              ---------          ---------
                                              $ 613,471          $ 557,028
                                              =========          =========

                                    (5)

                OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(000's omitted)

                                                 For the Six Months Ended
                                                         March 31,
                                                 1994                1993
Operating activities:
 Net income                                    $  13,592          $  8,766
 Items not requiring (providing) cash:
  Depreciation and amortization                    2,100             1,761
  Deferred income taxes                           (1,769)             (530)
  Provision for losses on credit sales,
   net of actual losses                            1,776               995
  (Increase) in other receivables                 (2,497)              244
  (Increase) in inventories                      (27,953)          (10,719)
  (Decrease) in accounts payable and accrued
   liabilities                                      (342)            1,638
  Increase (decrease) in other long-term
   obligations                                     2,272                89
                                               ----------        ----------
    Cash used by operations                      (12,821)            2,244
  Installment receivables issued                (137,062)          (75,849)
  Purchase of installment loan portfolio            (604)                0
  Sale of installment loans                       80,765            26,410
  Receipts on installment receivables             26,143            21,098
                                               ----------        ----------
    Cash used by operating activities            (43,579)          (26,097)
                                               ----------        ----------
Investing activities:
 Additions to property, plant and equipment       (6,811)           (2,540)
 Additions to manufactured housing communities    (3,727)              (18)
 Other                                            (2,033)             (703)
                                               ----------        ----------
    Cash used by investing activities            (12,571)           (3,261)
                                               ----------        ----------
Financing activities:
 Net borrowings (repayments) on short-term
  credit facilities                               65,200            (3,000)
 Issuance of notes and bonds payable                   0            43,036
 Payments on notes and bonds                     (23,933)          (24,552)
 Cash dividends                                     (816)             (670)
 Proceeds from exercise of stock options             526             3,203
 Proceeds from public offering of common stock         0            53,602
 Other                                                 0                 4
                                               ----------        ----------
    Cash provided by financing activities         40,977            71,623
                                               ----------        ----------
Net increase (decrease) in cash and cash
 equivalents                                     (15,173)           42,265
Cash and cash equivalents:
 Beginning of period                              23,904            17,200
                                               ----------        ----------
 End of period                                  $  8,731          $ 59,465
                                               ==========        ==========

                                     (6)

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

2. Effective October 1, 1993, the Company adopted prospectively Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"
("FAS 109"), which requires use of an asset and liability method to account for deferred income taxes. Prior to fiscal 1994, the Company accounted for income taxes using the deferred method. Adoption of FAS 109 had the effect of increasing the Company's net deferred income tax asset by approximately $214,000 ($.01 per share) at October 1, 1993 which has been reflected as a reduction in the provision for income taxes for the quarter ended December 31, 1993.

3. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $121 million at March 31, 1994.


                            (7)

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS

Three months ended March 31, 1994 compared to three months ended
- - ----------------------------------------------------------------
 March 31, 1993
- - ---------------

The following table summarizes certain key sales statistics for the quarters ended March 31, 1994 and 1993 :


                                                 1994       1993
                                               -------    -------
Sales dollar volume (in millions)              $  86.4    $  54.0
New units sold                                   3,045      2,121
Used units sold                                    410        255
Average new single-section sales price         $23,200    $20,700
Average new multi-section sales price          $41,700    $37,500
Weighted average sales centers                     134        109
New unit sales per sales center                     23         20

 Total sales dollar volume increased 60%, reflecting a 44% increase in new unit volume and increases of 12% and 11% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume increased due to a 23% increase in the weighted average number of sales centers open during the period and a 15% increase in average new unit sales per sales center. Total sales for sales centers open at least one year rose 32%. The increase in the average new unit sales price reflects price increases required to offset rising lumber prices, the effect of the Company's entry into the Texas market where the average size home sold is larger than in the Southeast market, and higher selling prices in the Southeast due to a change in product mix toward higher-end homes. Sales in the Southwest comprised 25% of total new manufactured housing sales dollars in the second quarter of 1994 compared to 9% last year. The Company has been successful in recovering increased lumber costs from its customers through higher selling prices and does not expect fluctuating lumber prices to have a material adverse effect on its results of operations.

 Gross profit as a percentage of sales was 30.1% in the current period compared to 30.5% in the prior year. Margins rose in the Southeast, principally due to manufacturing efficiencies resulting from higher production levels, partially offset by the effects of the Company's expansion into the Southwest, where substantially all product was sourced from third party manufacturers. Of the total new unit volume in the second quarter, 78% was manufactured by the Company compared to 84% in the second quarter last year. During the current period the Company operated at or near its production capacity on a single shift basis at four of its operating plants. At March 31, 1994, a fifth plant acquired in January 1993 was operating at approximately 75% of capacity. Production at the Company's new Texas facility commenced in October, 1993 and at

                                    (8)

March 31, 1994, this plant was operating at approximately 50% capacity. During the first quarter of fiscal 1994 the Company began construction of an additional plant in Texas and plans to begin construction of a plant in Tennessee to further support the Company's expansion into the Southwest and Midwest markets. Production at these facilities is expected to commence during 1994. In April 1994, the Company purchased a third plant in Texas; production in this existing facility should commence in 1994 following completion of certain renovations. Management does not expect a significant improvement in gross margins to be realized from the additional manufacturing plants until fiscal 1995 because of the start-up costs associated with bringing new production capacity on line.

 Financial services income increased 30% as a result of the increase in the outstanding balance of installment sale contracts from $345 million at March 31, 1993 to $441 million at March 31, 1994, offset slightly by a decrease in the weighted average interest rate. Credit sales represented approximately 88% and 85% of the Company's sales dollar volume in fiscal 1994 and 1993, respectively, of which approximately 96% and 93%, respectively, was originated by the Company's credit subsidiary. Financial services income for the fiscal 1994 quarter also reflects earnings on the Company's retained interests in REMIC securitizations consummated in July and October 1993 which were structured as sales of receivables. The Company's earnings on its retained interests in these REMICs are reflected as a single amount within financial services income, as compared to presenting interest income on the installment sale contracts conveyed to the REMICs as interest income, and interest expense on REMIC interests purchased by investors as interest expense, for REMIC securitizations structured as collateralized borrowings. Structuring REMIC securitizations as sales of receivables will cause slower rates of growth in interest income and interest expense compared to that which would occur if such securitizations were structured as collateralized borrowings.

 Other income increased 21%, principally due to increased insurance commissions resulting from an improvement in the percentage of total sales for which physical damage coverage was written by the Company's agency and the overall increase in sales, offset by decreases in insurance commissions from favorable loss experience and the continuing decline in endorsement fee income resulting from the Company's emphasis on internal financing of credit sales.

 Total selling, general and administrative expenses increased 66%, primarily as a result of higher sales volumes and increased servicing costs associated with the increased size of the Company's servicing portfolio.

 The provision for losses on credit sales rose 50% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company or sold to financial institutions on a recourse basis. The amounts provided are based on the Company's historical loss

                                   (9)
experience, current repossession trends and costs, and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales.

 Financial services interest expense decreased because the Company has begun structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings, as more fully described above.

 The Company's effective income tax rate was 36.6% in fiscal 1994 compared to 35.7% in fiscal 1993. The increase over fiscal 1993 was the result of higher state income taxes and an increase in the federal income tax rate.

Six months ended March 31, 1994 compared to six months ended
- - ------------------------------------------------------------
 March 31, 1993
- - ---------------

The following table summarizes certain key sales statistics for the six months ended March 31, 1994 and 1993 :

                                             1994       1993
                                          ---------   --------
Sales dollar volume (in millions)         $   157.5   $   96.9
New units sold                                5,440      3,772
Used units sold                                 736        445
Average new single-section sales price      $23,200    $20,500
Average new multi-section sales price       $41,400    $37,200
Weighted average sales centers                  129        108
New unit sales per sales center                  42         35

 Total sales dollar volume increased 63%, reflecting a 44% increase in new unit volume and increases of 13% and 11% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume increased due to a 19% increase in the weighted average number of sales centers open during the period and a 20% increase in average new unit sales per sales center. Total sales for sales centers open at least one year rose 34%. The increase in the average new unit sales price reflects price increases required to offset rising lumber prices, the effect of the Company's entry into the Texas market where the average size home sold is larger than in the Southeast market, and higher selling prices in the Southeast due to a change in product mix toward higher-end homes.
Sales in the Southwest comprised 23% of total new manufactured housing sales dollars in the first six months of 1994 compared to 7% last year.

 Gross profit as a percentage of sales was 30.4% in the current period compared to 30.5% in the prior year. Margins rose in the Southeast, principally due to manufacturing efficiencies resulting from higher production levels, partially offset by the effects of the Company's expansion into the Southwest, where substantially all product was sourced from third party manufacturers. Of the total year-to-date new unit volume, 77% was manufactured by the Company compared to 84% last year.

                                   (10)

 Financial services income increased 27% as a result of the increase in the outstanding balance of installment sale contracts from $345 million at March 31, 1993 to $441 million at March 31, 1994, offset slightly by a decrease in the weighted average interest rate. Credit sales represented approximately 86% and 83% of the Company's sales dollar volume in fiscal 1994 and 1993, respectively, of which approximately 94% and 87%, respectively, was originated by the Company's credit subsidiary.

 Other income increased 19%, principally due to increased insurance commissions resulting from an improvement in the percentage of total sales for which physical damage coverage was written by the Company's agency and the overall increase in sales, offset by decreases in insurance commissions from favorable loss experience and the continuing decline in endorsement fee income resulting from the Company's emphasis on internal financing of credit sales.

 Total selling, general and administrative expenses increased 62%, primarily as a result of higher sales volumes and increased servicing costs associated with the increased size of the Company's servicing portfolio.

 The provision for losses on credit sales rose 51% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company or sold to financial institutions on a recourse basis. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales.

 Non-financial services interest expense decreased primarily due to the redemption or conversion of the Company's 6-1/2% and 7-1/2% convertible subordinated debentures in November and December 1992. Financial services interest expense decreased because the Company has begun structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings, as more fully described above.

 The Company's effective income tax rate (excluding the $214,000 reduction in income tax expense arising from the adoption of FAS 109) was 36.8% in fiscal 1994 compared to 35.5% in fiscal 1993. The increase over fiscal 1993 was the result of higher state income taxes and an increase in the federal income tax rate.

Liquidity and Capital Resources

 The Company's financial position at March 31, 1994 reflects the normal seasonal increase in inventories in preparation for the typically strong spring and summer selling season. In addition, the Company's retail expansion has

                                 (11)
resulted in increased investment in inventories. Of the $28 million increase in inventories since September 30, 1993, approximately $11 million relates to the 16 new sales centers opened during the six months ended March 31, 1994. Short-term borrowings principally reflect outstanding advances on the Company's warehouse lines of credit used to finance installment sale contracts prior to securitization or other permanent financing. Borrowings outstanding at March 31, 1994 were liquidated using a portion of the proceeds of the Company's April 1994 REMIC securitization described below.

 Receivables, which consist principally of installment sale contracts, decreased principally as a result of the Company's structuring of installment sale contract securitizations as sales of receivables rather than as collateralized borrowings. During the six months ended March 31, 1994, the Company originated approximately $137 million of installment sale contracts and sold approximately $90 million of installment sale contracts, including approximately $88.5 million of contracts via a REMIC securitization.
Investors purchased 90% of the interests in the REMIC trust for approximately $79.6 million cash; the Company retained a 10% interest in the trust. No gain or loss resulted from the sale of REMIC certificates to investors. In April 1994, approximately $175 million of contracts were sold via a publicly-offered REMIC securitization; investors purchased 92% of the interests in the REMIC trust for approximately $161 million cash, and the Company retained an 8% interest in the trust. No gain or loss resulted from the sale of REMIC certificates to investors. Management believes that financing for installment sale contracts remains readily available and anticipates completing two additional securitizations in calendar 1994.

 During the second quarter, the Company increased the amount available under its warehouse line of credit facility from $80 million to $110 million. In addition, the interest rate was adjusted from the prime rate or LIBOR plus 1.875% to the prime rate or LIBOR plus 1.625%. The Company also has entered into a new $50 million revolving credit facility secured by new manufactured housing inventory, borrowings under which bear interest at prime or LIBOR plus 1.75%. The new revolving credit facility replaces a $25 million facility which bore interest at prime plus .50%.

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

                                (12)

 PART II. OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K

  a) Exhibits

     ( 4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

     (11)   Statement Re Computation of  Earnings Per
             Share

   b) Reports on Form 8-K

      No reports on Form 8-K were filed for the quarter ended March 31, 1994.


Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.


                                (13)

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                 SIGNATURES



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 13, 1994


                                   OAKWOOD HOMES CORPORATION


                                   BY: s/C. Michael Kilbourne
                                       C. Michael Kilbourne
                                       Vice President
                                       (Principal Financial Officer)
                                       (Duly Authorized Officer)

                                         (14)

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 EXHIBITS

                                 ITEM 6(a)

                                 FORM 10-Q

                              QUARTERLY REPORT

For the quarter ended          Commission File Number
March 31, 1994                           1-7444

                           OAKWOOD HOMES CORPORATION
                                EXHIBIT INDEX

Exhibit No.            Exhibit Description

       4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt (page 16 of the sequentially numbered pages)

     11  Calculation of Fully Diluted Earnings
         Per Share (page 23 of the
         sequentially numbered pages)


                                   (15)