Form 10-Q
period 1994-06-30
OAKWOOD HOMES CORP
filed 1994-08-15
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
               Washington, D. C.  20549

                      FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange  Act of 1934 for the quarterly period ended June 30, 1994 or
(   ) Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______ to _______



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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of July 31, 1994.

  Common Stock, Par Value $.50 Per Share . . . . . . . . . . 20,467,847

                             (1)

           PART I.   FINANCIAL INFORMATION


            QUARTERLY REPORT ON FORM 10-Q

          CONSOLIDATED FINANCIAL STATEMENTS

         For the Quarter Ended June 30, 1994

      OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

              Greensboro, North Carolina




   The  consolidated  financial statements included herein
have   been  prepared  by  the  Company,  without  audit,
pursuant  to  the rules and regulations of the Securities
and  Exchange  Commission.    Certain  information  and
disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


                         (2)

        OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


(in thousands except per share data)
                                                     Three Months Ended
                                                           June 30,
                                                 1994                1993
Revenues
 Net Sales                                      $115,313            $73,611
 Financial services income                        14,837             13,014
 Other income                                      3,436              2,626
     Total revenues                              133,586             89,251

Costs and expenses
 Cost of sales                                    80,656             50,820
 Selling, general and administrative expenses
  Non-financial services                          27,983             17,220
  Financial services                               1,735              1,713
 Provision for losses on credit sales              2,599              1,886
 Interest expense
  Non-financial services                             111                129
  Financial services                               5,828              6,290
     Total costs and expenses                    118,912             78,058
Income before income taxes                        14,674             11,193
Provision for income taxes                         5,479              4,269
Net income                                      $  9,195            $ 6,924

Earnings per share
 Primary                                        $    .43            $   .33
 Fully diluted                                  $    .43            $   .33

Dividends paid per share                        $    .02            $   .02

Average shares outstanding
 Primary                                          21,325             21,213
 Fully diluted                                    21,359             21,239


                         (3)

        OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

       CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


(in thousands except per share data)
                                                     Nine Months Ended
                                                           June 30,
                                                 1994                1993
Revenues
 Net Sales                                      $272,792           $170,500
 Financial services income                        44,181             36,116
 Other income                                      8,703              7,043
     Total revenues                              325,676            213,659

Costs and expenses
 Cost of sales                                   190,269            118,131
 Selling, general and administrative expenses
  Non-financial services                          69,157             41,706
  Financial services                               5,454              4,898
 Provision for losses on credit sales              6,630              4,557
 Interest expense
  Non-financial services                             313                839
  Financial services                              18,023             18,749
     Total costs and expenses                    289,846            188,880
Income before income taxes                        35,830             24,779
Provision for income taxes                        13,043              9,089
Net income                                      $ 22,787            $15,690

Earnings per share
 Primary                                        $   1.07            $   .83
 Fully diluted                                  $   1.07            $   .79

Dividends paid per share                        $    .06            $   .06

Average shares outstanding
 Primary                                          21,370             18,831
 Fully diluted                                    21,388             20,034


                         (4)

        OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

       CONSOLIDATED BALANCE SHEET (UNAUDITED)


(in thousands except per share data)
                                                June 30,        September 30,
ASSETS                                            1994              1993
Cash and cash equivalents                       $ 27,878           $ 23,904
Receivables, principally installment contracts   364,568            424,710

Inventories:
 Manufactured homes                               80,863             52,105
 Work-in-process, materials and supplies           6,154              4,288
 Land/homes under development                      1,254                697
                                                  88,271             57,090

Manufactured housing communities                   8,143              4,088
Property, plant and equipment                     38,988             27,702
Deferred income taxes                              4,077              1,564
Other assets                                      17,069             17,970
                                                $548,994           $557,028

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Short-term borrowings                           $ 20,000           $ 26,800
Notes and bonds payable                          218,854            255,765
Accounts and payable and accrued liabilities      48,175             39,079
Reserve for contingent liabilities                 2,996              3,009
Other long-term obligations                        7,164              3,499

Stockholders' investment:
 Common stock, $.50 par value                     10,231             10,172
 Additional paid in capital                      144,107            143,578
 Retained earnings                                97,467             75,905
                                                 251,805            229,655

 Less: Loan to ESOP                                    0               (779)

 Total stockholders' investment                  251,805            228,876
                                                $548,994           $557,028


                         (5)

        OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


(in thousands)
                                                 For the Nine Months Ended
                                                          June 30,
                                                 1994                1993
Operating activities:
 Net income                                    $  22,787          $  15,690
 Items not requiring (providing) cash:
  Depreciation and amortization                    3,218              2,794
  Deferred income taxes                           (2,513)            (1,147)
  Provision for losses on credit sales,
   net of actual losses                            3,114              2,094
  (Increase) in other receivables                 (4,857)              (184)
  (Increase) in inventories                      (31,181)           (15,968)
  Increase in accounts payable and accrued
   liabilities                                     9,096              9,405
  Increase in other long-term obligations          3,665                450
    Cash used by operations                        3,329             13,134
  Installment receivables issued                (232,223)          (139,030)
  Purchase of installment loan portfolio            (604)           (28,807)
  Sale of installment loans                      256,785             31,433
  Receipts on installment receivables             38,250             35,425
    Cash provided (used) by operating activities  65,537            (87,845)

Investing activities:
  Additions to property, plant and equipment     (13,867)            (4,316)
  Additions to manufactured housing communities   (4,062)               (22)
  Other                                              (65)              (950)
    Cash used by investing activities            (17,994)            (5,288)

Financing activities:
  Net borrowings (repayments) on short-term
   credit facilities                              (6,800)            31,000
  Issuance of notes and bonds payable                  0             43,036
  Payments on notes and bonds                    (36,132)           (35,720)
  Cash dividends                                  (1,225)            (1,075)
  Proceeds from exercise of stock options            588              3,449
  Proceeds from public offering of common stock        0             53,602
  Other                                                0                  4
    Cash provided (used) by financing activities (43,569)            94,296

Net increase in cash and cash equivalents          3,974              1,163
Cash and cash equivalents:
  Beginning of period                             23,904             17,200
  End of period                                 $ 27,878           $ 18,363


                         (6)

        OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

        Notes to Consolidated Financial Statements
                     (Unaudited)

1. The consolidated financial statements reflect all adjustments, which included only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

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

3. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $113 million at June 30, 1994.


                            (7)

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS

Industry developments

         In July 1994, new Department of Housing and
Urban Development ("HUD") regulations took effect which require that manufactured homes built after July
13, 1994 be constructed to more stringent standards than homes built prior to that date. Such regulations relate principally to methods of construction and installation and are designed to enhance the homes' ability to withstand high winds. The construction and installation standards vary depending on the area
("Zone I,II or III") into which the home is delivered, with Zone II and Zone III standards being significantly more stringent than the prior minimum construction standards mandated by federal law, with Zone III standards being somewhat more stringent than Zone II standards. Standards for Zone I currently are the same as existing standards; however, HUD has stated its intention to issue new Zone I standards by January 1, 1995. Of the Company's 145 sales centers, approximately 10 currently deliver in more than two-thirds of their home sales into Zones II and III, and approximately 15 sales centers deliver a lesser portion of their unit sales into these Zones. The remaining 120 sales centers deliver homes only into Zone I and are not currently affected. Approximately
15% of the Company's calendar 1993 home sales would have been affected had the new standards been in effect in calendar 1993.

         The Company intends to increase retail prices to cover the costs of complying with the new standards, including profit on those costs. The increase in the average retail price of single-section and multi-section homes resulting from such cost increases is approximately 15% and 8%, respectively, for both Zones II and III. The increase in the retail price of multi-section homes is less than the increase in the price of single-section homes because some new materials required by the standards (for example, roofing and siding materials) were standard features of the Company's multi-section homes before enactment of the new standards.

         HUD has also issued new thermal standards for manufactured housing, relating principally to insulation ratings and the use of storm windows. The new thermal regulations, which are effective for homes manufactured beginning October 26, 1994, vary depending upon which of three geographic areas into which the home is delivered. About 15% of the Company's calendar 1993 unit sales were delivered into the northernmost thermal zone, for which the new standards are most stringent; approximately 75% of calendar 1993 unit sales were delivered into the central zone and approximately 10% were delivered into the southernmost zone, for which the new standards represent the least change from existing standards.
The Company intends to increase retail prices to recover these costs and maintain its gross margins.
While the Company is

                     (8)
continuing to study the new regulations and its plan for compliance is not yet complete, based on information currently available, management believes that the increase in retail prices arising from adoption of the new thermal standards will be range from approximately 3% in the southern region to 8% in the northern region for single-section homes, and from approximately 3% in the southern region to 5% in the northern region for multi-section homes.

         The Company does not believe that the cost increases necessitated by the new wind and thermal standards will have a material adverse effect on the Company's sales or gross margins.

Three months ended June 30, 1994 compared to three months ended June 30, 1993

     The following table summarizes certain key sales statistics for the quarters ended June 30, 1994 and 1993:



                                               1994        1993
Sales dollar volume (in millions)          $   115.3    $     73.6
New units sold                               3,742         2,754
Used units sold                                439           310
Average new single-section sales price     $24,100       $21,700
Average new multi-section sales price      $43,200       $38,600
Weighted average sales centers                 140           114
New unit sales per sales center                 27            24


     Total sales dollar volume increased 57%, reflecting a 36% increase in new unit volume and increases of 11% and 12% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume increased due to a 23% increase in the weighted average number of sales centers open during the period and a 13% increase in average new unit sales per sales center.
Same store dollar sales rose 37% over last year. The increase in the average new unit sales price reflects price increases required to offset rising lumber prices, increasing sales in the Southwest market where the average size home sold is larger than in the Southeast market, and higher selling prices in the Southeast due to a change in product mix toward higher-end homes. Sales in the Southwest comprised 28% of total new manufactured housing sales dollars in the third quarter of 1994 compared to 11% last year. The Company has been successful in recovering increased lumber costs from its customers through higher selling prices and does not expect fluctuating lumber prices to have a material adverse effect on its results of operations.

     Gross profit as a percentage of sales was 30.1% in the current period compared to 31% in the prior year.
Margins rose in the Southeast, principally due to manufacturing efficiencies resulting from higher production levels, offset by the effects of the Company's expansion into the Southwest, where a substantial portion of homes are sourced from third party manufacturers. Of the total new unit sales volume in the third quarter, 75% was manufactured by the

                     (9)

Company compared to 82% in the third quarter last year.
During the current period the Company operated at or near its production capacity on a single shift basis at four of its operating plants. At June 30, 1994, a fifth plant acquired in January 1993 was operating at approximately 80% of capacity. Production at the Company's new Texas facility commenced in October, 1993 and at June 30, 1994, this plant was operating at approximately 65% capacity. During the first quarter of fiscal 1994 the Company began construction of an additional plant in Texas and during the third quarter began construction of a plant in Tennessee to further support the Company's expansion into the Southwest and Midwest markets. Production at these facilities is expected to commence during the fourth quarter of fiscal 1994. In April 1994, the Company purchased a third plant in Texas; production in this existing facility should commence in the fourth quarter of fiscal 1994 following completion of certain renovations. Management does not expect a significant improvement in gross margins to be realized from the additional manufacturing plants until at least fiscal 1995 because of the start-up costs associated with bringing new production capacity on line.

     Financial services income increased 14% as a result of the increase in the outstanding serviced loan portfolio from $480 million at June 30, 1993 to $709 million at June 30, 1994, offset slightly by a decrease in the weighted average interest rate. Credit sales represented approximately 85% and 84% of the Company's sales dollar volume in fiscal 1994 and 1993, respectively, of which approximately 94% and 95%, respectively, was originated by the Company's credit subsidiary. Financial services income for the fiscal 1994 quarter also reflects earnings on the Company's retained interests in REMIC securitizations consummated in July and October 1993 and in April 1994 which were structured as sales of receivables.
The Company's earnings on its retained interests in these REMICs are reflected as a single amount within financial services income, as compared to presenting interest income on the installment sale contracts conveyed to the REMICs as interest income, and interest expense on REMIC interests purchased by investors as interest expense, for REMIC securitizations structured as collateralized borrowings.
Structuring REMIC securitizations as sales of receivables will cause slower rates of growth in interest income and interest expense compared to that which would occur if such securitizations were structured as collateralized borrowings.

     Other income increased 31%, principally due to increased insurance commissions resulting from an improvement in the percentage of total sales for which physical damage coverage was written by the Company's agency and the overall increase in sales, offset by decreases in insurance commissions from favorable loss experience and the continuing decline in endorsement fee income resulting from the Company's emphasis on internal financing of credit sales.

     Total selling, general and administrative expenses increased 57%, from $18,933,000 (21.2% of revenues) in 1993 to $29,718,000 (22.2% of revenues)


                      (10)
in 1994 primarily as a result of higher sales volumes and increased servicing costs associated with the increased size of the Company's servicing portfolio. Selling, general and administrative expense for the 1994 quarter also includes a provision of approximately $1 million (.8% of revenues) relating to long-term incentive compensation to key members of management, payable in fiscal 1996 if certain earnings performance targets are achieved. The amounts of such incentive compensation are directly related to the Company's earnings for the three year period ending in fiscal 1996, and such amounts will be reduced to zero if certain minimum earnings are not achieved. Long-term incentive compensation previously was provided principally in the form of stock options, and accordingly did not result in a charge to earnings.

     The provision for losses on credit sales rose 38% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company or sold to financial institutions on a recourse basis. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales.

     Financial services interest expense decreased because the Company has begun structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings, as more fully described above.

     The Company's effective income tax rate was 37.3% in fiscal 1994 compared to 38.1% in fiscal 1993.


Nine months ended June 30, 1994 compared to nine months ended June 30, 1993

      The following table summarizes certain key sales statistics for the nine months ended June 30, 1994 and 1993:

                                             1994        1993
Sales dollar volume (in millions)         $   272.8    $ 170.5
New units sold                               9,182       6,526
Used units sold                              1,175         755
Average new single-section sales price     $23,600     $21,000
Average new multi-section sales price      $42,200     $37,800
Weighted average sales centers                 133         110
New unit sales per sales center                 69          59



     Total sales dollar volume increased 60%, reflecting a 41% increase in new unit volume and increases of 12% in the average new unit sales prices of both single-section and multi-section homes. New unit volume increased due



                       (11)
to a 21% increase in the weighted average number of sales centers open during the period and a 17% increase in average new unit sales per sales center. Same store dollar sales rose 36% from 1993. The increase in the average new unit sales price reflects price increases required to offset rising lumber prices, increasing sales in the Southwest market where the average size home sold is larger than in the Southeast market, and higher selling prices in the Southeast due to a change in product mix toward higher-end homes. Sales in the Southwest comprised 25% of total new manufactured housing sales dollars in the first nine months of 1994 compared to 9% last year.

     Gross profit as a percentage of sales was 30.3% in the current period compared to 30.7% in the prior year.
Margins rose in the Southeast, principally due to manufacturing efficiencies resulting from higher production levels, partially offset by the effects of the Company's expansion into the Southwest, where a substantial portion of homes are sourced from third party manufacturers. Of the total year-to-date new unit sales volume, 76% was manufactured by the Company compared to 84% last year.

     Financial services income increased 22% as a result of the increase in the outstanding serviced loan portfolio from $480 million at June 30, 1993 to $709 million at June 30, 1994, offset slightly by a decrease in the weighted average interest rate. Credit sales represented approximately 86% and 83% of the Company's sales dollar volume in fiscal 1994 and 1993, respectively, of which approximately 94% and 92%, respectively, was originated by the Company's credit subsidiary.

     Other income increased 24%, principally due to increased insurance commissions resulting from an improvement in the percentage of total sales for which physical damage coverage was written by the Company's agency and the overall increase in sales, offset by decreases in insurance commissions from favorable loss experience and the continuing decline in endorsement fee income resulting from the Company's emphasis on internal financing of credit sales.

     Total selling, general and administrative expenses increased 60%, from 46,604,000 (21.8% of revenues) in 1993 to $74,611,000 (22.9% of revenues) in 1994 primarily as a result of higher sales volumes and increased servicing costs associated with the increased size of the Company's servicing portfolio. The 1994 period also includes a provision of approximately $2.4 million relating to long-term incentive compensation plan adopted in 1994. The plan provides for cash bonuses to key management payable in 1996, the amount of which are directly related to the Company's earnings for the three year period ending in fiscal 1996. Previous long-term incentive compensation plans was provided principally in the form of stock options, and accordingly did not result in a charge to earnings.


                        (12)

     The provision for losses on credit sales rose 45% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company or sold to financial institutions on a recourse basis. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs, and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales.

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

     The Company's effective income tax rate (excluding the $214,000 reduction in income tax expense arising from the adoption of FAS 109) was 37% in fiscal 1994 compared to 36.7% in fiscal 1993. The increase over fiscal 1993 was the result of higher state income taxes and an increase in the federal income tax rate.

Liquidity and Capital Resources

     The Company's financial position at June 30, 1994 reflects the normal seasonal increase in inventories in preparation for the summer selling season. In addition, the Company's retail expansion has resulted in increased investment in inventories. Of the $31 million increase in inventories since September 30, 1993, approximately $16 million relates to the 25 new sales centers opened during the nine months ended June 30, 1994. Short-term borrowings principally reflect outstanding advances on the Company's warehouse lines of credit used to finance installment sale contracts prior to securitization or other permanent financing. Borrowings outstanding at June 30, 1994 were liquidated using a portion of the proceeds of the Company's
July 1994 REMIC securitization described below.

     Receivables, which consist principally of
installment sale contracts, decreased principally as a
result of the Company's structuring of installment sale
contract securitizations as sales of receivables rather
than as collateralized borrowings.  During the nine months
ended June 30, 1994, the Company originated approximately
$232 million of installment sale contracts and sold
approximately $266 million of installment sale contracts,
including approximately $263.4 million of contracts via two
REMIC securitizations.  Investors purchased an average of
97% of the interests in the REMIC trusts for approximately
$254.5 million cash; the Company retained an average of  3%
interest in the trusts. In July 1994, approximately $99.2 million of contracts were


                         (13)
sold via a REMIC securitization; investors purchased 92% of the interests in the REMIC trust for approximately $91.3 million cash, and the Company retained an 8% interest in the trust. Management believes that financing for installment sale contracts remains readily available and anticipates completing an additional securitization in calendar 1994.

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

Potential business combination

     On June 24, 1994, the Company signed a letter of intent to acquire Golden West Homes, an independent producer of manufactured housing headquartered in Santa
Ana, California. The letter of intent provides that Oakwood will issue 700,000 shares of its common stock (equal to approximately 3.4% of its currently outstanding shares) in exchange for all of the outstanding shares of Golden West.
Consummation of the acquisition is anticipated prior to September 30, 1994, and is subject to conditions, including completion of due diligence, negotiation of a definitive agreement and approval of the transaction by Oakwood's and Golden West's Boards of Directors and by the shareholders of Golden West.

     Golden West operates manufacturing plants in Albany, Oregon and Sacramento and Perris, California. A recently acquired fourth plant in Fort Morgan, Colorado is expected to begin production in the fall of 1994. Golden
West manufactures principally multi-section homes and had net sales and net income of approximately $97 million and $1 million, respectively, for the twelve months ended March
31, 1994.

                          (14)

PART II.  OTHER INFORMATION


Item 6.       Exhibits and Reports on Form 8-K

               a)  Exhibits

                   (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                (10.1)        Form of Performance Unit Agreement dated
                              November 16, 1993

                (10.2) Schedule identifying omitted Performance Unit Agreements which are substantially identical to the Form of Performance Unit Agreement and the target number of performance units under Performance Unit Agreements

                  (11)        Statement Re Computation of  Earnings Per
                               Share

               b)      Reports on Form 8-K

                       No reports on Form 8-K were filed for the quarter ended June 30, 1994.


Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.


                            (15)

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                        SIGNATURES



  Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 12, 1994


                        OAKWOOD HOMES CORPORATION




                        BY: s/C. Michael Kilbourne
                            C. Michael Kilbourne
                            Vice President
                            (Principal Financial Officer)
                            (Duly Authorized Officer)


                            (16)

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              EXHIBITS

                              ITEM 6(a)

                              FORM 10-Q

                           QUARTERLY REPORT

For the quarter ended                        Commission File Number
June 30, 1994                                       1-7444

                       OAKWOOD HOMES CORPORATION
                             EXHIBIT INDEX

Exhibit No.             Exhibit Description

   4                    Agreement to Furnish Copies of Instruments with
                        respect to Long-Term Debt (page   of the
                        sequentially numbered pages)

10.1                    Form of Performance Unit Agreement dated
                        November 16, 1993

10.2                    Schedule identifying omitted Performance
                        Unit Agreements which are substantially
                        identical to the Form of Performance Unit
                        Agreement and the target number of
                        performance units under Performance Unit
                        Agreements

  11                    Statement Re Computation of Earnings Per Share
                        (page   of the sequentially numbered pages)


                            (17)