Form 10-K
period 1994-09-30
OAKWOOD HOMES CORP
filed 1994-12-28
CIK 73609

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

          x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended September 30, 1994

                                          OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period from ____________ to ________________

          Commission file number 1-7444

                              OAKWOOD HOMES CORPORATION
                (Exact name of Registrant as specified in its charter)

                    NORTH CAROLINA                          56-0985879
               (State of incorporation)                (I.R.S. Employer
                                                      Identification No.)

                       7025 Albert Pick, Suite 301, Greensboro, NC
                       (Address of principal executive offices)

                   Post Office Box 7386, Greensboro, NC 27417-0386 (Mailing address of principal executive offices)

          Registrant's telephone number, including area code:  910/855-2400

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
               Title of Each Class                  Which Registered

          Common Stock, Par Value              New York Stock Exchange, Inc.
               $.50 Per Share

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, Par Value $.50 Per Share

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes   X       No _____

               The aggregate market value of shares of the Registrant's $.50 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of December 2, 1994 was $430,015,340.

               The number of issued and outstanding shares of the Regis-trant's $.50 par value Common Stock, its only outstanding class of Common Stock, as of December 2, 1994 was 21,098,518 shares.

               The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                       Parts Into Which
               Incorporated Documents                    Incorporated

          Annual Report to Shareholders for            Parts I and II
            for the fiscal year ended
            September 30, 1994

          Proxy Statement for Annual Meeting           Parts I and III
            of Shareholders to be held
            February 1, 1995

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorpo-rated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

          Item 1 - Business

               The Registrant, which was founded in 1946, designs, manufac-tures and markets manufactured homes and finances the majority of its sales. The Registrant operates five manufacturing plants in North Carolina, three in Texas, two in California, and one each in Colorado, Oregon and Tennessee. The Registrant's manufactured homes are sold at retail through 152 Registrant owned and operat-ed sales centers located primarily in the southeastern and south-western United States and to approximately 170 independent retailers located primarily in the western United States. The Registrant also develops, manages and sells manufactured housing communities and earns commissions on homeowners and credit life insurance written for the Registrant's customers.

               On September 30, 1994, the Registrant acquired Golden West Homes ("Golden West"), a manufacturer of manufactured homes headquartered in California with four manufacturing facilities. Golden West sells its homes through approximately 170 independent retailers located primarily in California, Oregon and Washington as well as in six other western states in which the Registrant previously had no sales centers. The Registrant has accounted for the Golden West acquisition as a pooling of interests. The information set forth in this Form 10-K reflects the acquisition of Golden West and includes information regarding the business and operations of Golden West.

          Manufactured Homes

               The Registrant designs and manufactures several lines of homes, each with a variety of floor plans and decors. Each home contains a living room, dining area, kitchen, two, three or four bedrooms and one or two bathrooms, and is equipped with a range and oven, refrigerator, hot water heater and central heating. Substantially all homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equip-ment include beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Registrant are sold under the registered trademarks "Oakwood," "Freedom," Golden West" and "Villa West" and the tradenames "Victory," "Country Estate," "Bradbury," "Winterhaven," "Golden Villa" and "First Place."

               The Registrant's manufactured homes are constructed and furnished at the Registrant's manufacturing facilities and transported on wheels to the homesite. The Registrant's manufac-tured homes are generally occupied as permanent residences but can be transported on wheels to new homesites. The Registrant's homes are defined as "manufactured homes" under the United States Code, and formerly were defined as "mobile homes."

               The Registrant manufactures 14-foot and 16-foot wide single section homes and 24-foot and 28-foot wide multi-section homes consisting of two floors which are joined at the homesite. Golden West also manufactures additional multi-section homes consisting of three or four floors which are joined at the homesite. The Registrant's homes range from 50 feet to 80 feet in length. The Registrant's single-section homes are sometimes placed on rental lots in communities of similarly constructed homes.

               The Registrant manufactures homes at thirteen plants located in Richfield (2), Rockwell (2) and Pinebluff, North Carolina, Hillsboro (2) and Ennis, Texas, Perris and Sacramento, Califor-nia, Albany, Oregon, Fort Morgan, Colorado and Pulaski, Tennes-see. In fiscal 1994, the Registrant added two plants in Texas and one in Tennessee as well as the four Golden West facilities.

               The Registrant purchases components and materials used in the manufacture of its homes on the open market and is not dependent upon any particular supplier. The principal raw materials purchased by the Registrant for use in the construction of its homes are lumber, steel, aluminum, galvanized pipe, insulating materials, drywall and plastics. Steel I-beams, axles, wheels and tires, roof and ceiling materials, home appli-ances, plumbing fixtures, furniture, floor coverings, windows, doors and decorator items are purchased or fabricated by the Registrant and are assembled and installed at various stages on the assembly line. Construction of the manufactured homes and the plumbing, heating and electrical systems installed in them must comply with the standards set by the Department of Housing and Urban Development ("HUD") under the National Manufactured Home Construction and Safety Standards Act of 1974. These standards were revised effective July 1, 1994 to require stricter wind load and set-up standards, especially with respect to homes sold in certain coastal and other areas which are commonly subject to severe wind conditions. HUD has also issued new thermal standards for manufactured housing, effective October 26, 1994, relating principally to insulation ratings and use of storm windows. See "Regulation."

               The Registrant furnishes to each purchaser of a new home manufactured by the Registrant a one or five year limited warran-ty against defects in materials and workmanship, except for equipment and furnishings supplied by other manufacturers which are frequently covered by the manufacturers' warranties.

          Sales

               The Registrant sells manufactured homes through 152 Regis-trant owned and operated sales centers located in 18 states primarily in the southeast and southwest. See "Manufactured Home Sales Centers" at page 15 herein The Registrant opened 32 new sales centers and closed 1 sales center in fiscal 1994. Each of the Registrant's sales centers is assigned Registrant-trained sales personnel. Each salesperson is paid a commission based on the gross margin of his or her sales, and each sales manager is paid a commission based on the profit of the sales center. These commissions may be reduced if certain operational objectives are not met.

               The Registrant operates its sales centers under the names Oakwood (Registered Mark) Mobile Homes, Freedom Homes (Registered
          Mark), Victory Homes and Golden Homes (Registered Mark). At its sales centers, the Registrant sells homes manufactured by it as well as by other manufacturers. In fiscal 1994, approximately 76% of the Registrant's total dollar volume of sales represented sales of new homes at retail of which approximately 74% represented sales of new homes at retail manufactured by the Registrant and 26% represented sales of new homes at retail manufactured by others. The Registrant has not had difficulty purchasing homes from independent manufacturers and believes an adequate supply of such homes is available to meet its needs. The Registrant uses purchases from independent manufacturers to supplement its manufacturing until there is sufficient demand to open a new plant.

               The Registrant also sells used homes acquired in trade-ins. At September 30, 1994, the Registrant's inventory of used homes was 1,013 homes as compared to 805 homes at September 30, 1993. Used homes in inventory include both trade-ins and repossessed units.

               The Registrant also sells its homes to approximately 170 independent retailers located primarily in California, Oregon and Washington as well as in eight other western states. Sales to these independent retail dealers accounted for approximately 21% of the Registrant's total dollar volume of sales in fiscal 1994. Prior to its acquisition of Golden West, the Registrant sold its homes exclusively at retail.

               During recent years, the Registrant has placed increased emphasis on the sale of multi-section homes. In fiscal 1994, the Registrant's sales of new multi-section homes were 38% of the total number of new homes sold, reflecting the fact that in fiscal 1994 approximately 93% of Golden West's unit sales were of multi-section homes.

               The retail sales price for new single section homes sold by the Registrant in fiscal 1994 generally ranged from $12,000 to $40,000 with a mean sales price of approximately $23,900. The retail sales price of multi-section homes sold by the Registrant (excluding those sold by Golden West) generally ranged from $23,000 to $65,000, with a mean sales price of approximately $42,800. The retail sales price for new multi-section homes sold by Golden West in fiscal 1994 generally ranged from $40,000 to $150,000, with a mean sales price of approximately $56,500.

               The Registrant's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a substantial majority of the homes manufactured by the Registrant are sold directly to retail customers, the Registrant has no significant backlog of orders.

          Retail Sales Financing

               A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 85% of the total number of the Registrant's retail unit sales in fiscal 1994 were financed by installment sale contracts arranged by the Registrant, each of which generally required a minimum 5% to 20% downpayment and provided for equal monthly payments generally over a period of seven to 20 years. In fiscal 1994, of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes, 93% were installment sales financed and warehoused by the Registrant for investment or later sale, 6% were installment sales financed by others without recourse to the Registrant and 1% were installment sales financed by others with limited recourse to the Registrant. The remaining 15% of unit sales were paid for with cash. At September 30, 1994, the Registrant held installment sale contracts with a prin-cipal balance of approximately $335,011,000 and serviced an additional $507,856,000 principal balance of installment sale contracts the substantial majority of which it originated and sold to investors. A substantial majority of the installment sale contracts held by the Registrant are pledged to financial institutions as collateral for loans to the Registrant.

               The Registrant from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 1994, the Registrant purchased the servicing rights to a $60 million portfolio of Federal Housing Administration ("FHA") and Veterans Administration ("VA") loans securitized through the Government National Mortgage Association ("GNMA").

               The Registrant is responsible for the processing of credit applications with respect to customers seeking financing. The Registrant uses a credit scoring system, updated in fiscal 1994, to enhance its credit decision-making process. The most signifi-cant criteria in the system are the stability, income and credit history of the borrower. This system requires a minimum credit score before the Registrant will consider underwriting a con-tract. This system allows the Registrant the ability to stan-dardize its credit-making decisions.

               The Registrant retains a security interest in any home it finances. In addition, the Registrant sometimes obtains a security interest in the real property on which a home is af-fixed.

               The Registrant is responsible for all collection and servic-ing activities with respect to installment sale contracts it owns, as well as with respect to certain contracts which the Registrant originated and sold. The Registrant receives servic-ing fees with respect to installment sale contracts which it has sold but continues to service.

               The Registrant's ability to finance installment sale con-tracts is dependent on the availability of funds to the Regis-trant. The Registrant obtains funds to finance installment sale contracts through sales of notes and REMIC Trust certificates to institutional investors, loans from banks, public sales of securities and internally generated funds. In April 1994, the Registrant sold through an underwritten public offering $161 million of REMIC securities. On September 3, 1994, the Regis-trant filed a shelf registration statement for the registration of $500 million of pass-through securities backed by installment sale contracts and/or mortgage loans. In November 1994, the Company sold approximately $121 million of securities issued under the shelf registration.

               The Registrant also obtains financing from loans insured by the FHA and VA. These installment sale contracts are permanently funded through the GNMA pass-through program, under which the Registrant issues obligations guaranteed by GNMA. During fiscal 1994, the Registrant issued approximately $2 million in obliga-tions guaranteed by GNMA. Issuance of VA and FHA insured obliga-tions minimizes the Registrant's exposure to losses on credit sales.

               The Registrant uses short-term credit facilities and inter-nally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide collateral for long-term financing which is generally at fixed rates.

               The Registrant also provides permanent financing for certain of its homes sold by independent dealers. During fiscal 1994, the Registrant financed approximately $14 million or 11% of the unit sales of its homes by independent dealers. The Registrant expects to finance an increased percentage of such sales as it integrates Golden West into its operations.

               In the past, the Registrant sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Registrant in the event of default by the buyer. The Registrant receives endorsement fees from finan-cial institutions for installment sale contracts it has placed with them on such a basis. Such fees totalled $1,172,000 in fiscal 1994. The Registrant's contingent liability on install-ment sale contracts sold to financial institutions with full and limited recourse was approximately $107 million at September 30, 1994.

          Retailer Financing

               Substantially all of the independent retailers who purchase homes from the Registrant finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connec-tion with the wholesale financing arrangement, the financial institution requires the Registrant to enter into a repurchase agreement with the financial institution under which the Regis-trant is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Registrant agrees to repurchase homes at declining prices over the period of the agreement (usually twelve months). At Septem-ber 30, 1994, the Registrant estimates that its contingent liability under these repurchase agreements was approximately $24 million. The Registrant's losses under these arrangements have not been significant.

          Delinquency and Repossession

               In the event an installment sale contract becomes delin-quent, the Registrant or the financial institution that has purchased the contract with full recourse to the Registrant normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. The Registrant generally repossesses the home after payments have become 60 to 90 days delinquent if the Registrant is not able to work out a satisfac-tory arrangement with the customer. Thereafter the Registrant is required to repurchase the installment sale contract if it has been sold to a financial institution with full recourse. After repossession, the Registrant transports the home to a Registrant owned and operated sales center where the Registrant attempts to resell the home or contracts with an independent party to remark-et the home.


               In an effort to minimize repossessions on contracts sold with full recourse, the Registrant monitors the servicing and collection efforts of many of the financial institutions to which the Registrant has sold installment sale contracts with full recourse. In addition, the Registrant performs the collection work on all installment sale contracts it has sold with recourse to three of its major purchasers of installment sale contracts. The Registrant is currently responsible for collection activities on approximately 63% of the installment sale contracts which it has sold to independent financial institutions with full re-course. The Registrant is paid a fee by the financial institu-tions for performing this service.

               The Registrant maintains a reserve for estimated credit losses on installment sale contracts owned by the Registrant or sold to third parties with full or limited recourse. The Regis-trant provides for losses on credit sales in amounts necessary to maintain the reserves at amounts the Registrant believes are sufficient to provide for future losses based on the Registrant's historical loss experience, current economic conditions and portfolio performance measures. Actual repossession experience and changes in economic conditions and portfolio performance may result in adjustments to the reserve for losses on credit sales which are not related to current year retail credit sales. For fiscal 1994, 1993 and 1992, as a result of expenses incurred due to defaults and repossessions, $4,835,000, $3,328,000 and $4,239,000, respectively, was charged to the reserve for losses on credit sales. The Registrant's reserve for losses on credit sales at September 30, 1994 was $17,686,000 as compared to $12,477,000 at September 30, 1993 and $7,360,000 at September 30,
          1992. In fiscal 1994, 1993 and 1992, the Registrant repossessed 1,365, 1,149 and 1,277 homes, respectively. The Registrant's inventory of repossessed homes was 348 homes at September 30, 1994 as compared to 324 homes at September 30, 1993 and 352 homes at September 30, 1992. The estimated net realizable value of repossessed homes in inventory at September 30, 1994 was $2,902,000.

               The Registrant's net losses resulting from repossessions as a percentage of the average principal amount of loans outstanding for fiscal 1994, 1993 and 1992 was 0.66%, 0.61% and 0.97%, respectively.

               At September 30, 1994 and September 30, 1993, the Registran-t's delinquent installment sale contracts expressed as a percent-age of the total number of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:



                                    Total Number             Delinquency Percentage
                                    of Contracts               September 30, 1994

                                                      30 days   60 days   90 days   Total
            Registrant-serviced
              contracts.......         45,046(1)        1.1%      0.3%      0.6%    2.0%(2)

            Contracts sold with
              full recourse
              and serviced
              by others.......          7,503          1.5%      0.3%      0.6%     2.4%




                                    Total Number            Delinquency Percentage
                                    of Contracts              September 30, 1993

                                                      30 days   60 days   90 days   Total
            Registrant-serviced
              contracts.......        30,529(1)         0.9%      0.3%      0.5%      1.7%

            Contracts sold with
              full recourse
              and serviced
              by others.......         9,769           1.4%      0.3%      0.5%      2.2%

            ______________

               (1)Excludes certain loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.

               (2)Includes servicing rights to a pool of manufactured housing installment sales contracts purchased in September 1994 that were not originated by the Registrant and had not been serviced by the Registrant prior to its acquisition of the pool. The total delinquencies expressed as a percentage of all Regis-trant-serviced contracts, exclusive of this pool, at September 30, 1994 was 1.7%.

               At September 30, 1994 and September 30, 1993, the Regis-trant's delinquent installment sale contracts expressed as a percentage of the total outstanding principal balance of install-ment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:


                                    Total Value                Delinquency Percentage
                                    of Contracts                 September 30, 1994

                                                      30 days   60 days   90 days   Total
            Registrant-serviced
              contracts.......      $831,873,000(1)     1.0%      0.3%      0.6%     1.9%

            Contracts sold with
              full recourse

              and serviced
              by others.......      $75,000,000        1.7%      0.3%      0.7%     2.7%



                                    Total Value                Delinquency Percentage
                                    of Contracts                 September 30, 1993

                                                      30 days   60 days   90 days   Total
            Registrant-serviced
              contracts.......      $524,177,000(1)     0.8%      0.2%      0.5%      1.5%

            Contracts sold with
              full recourse
              and serviced
              by others.......      $120,000,000       1.4%      0.3%      0.5%      2.2%

            ______________

               (1)Excludes certain loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.

          Insurance

               The Registrant acts as agent for certain insurance companies and earns commissions on homeowners insurance and credit life insurance written for its customers. The Registrant requires customers purchasing homes pursuant to installment sale contracts to have homeowners insurance until the principal balance of the contract is paid. In fiscal 1994, 81% of the Registrant's custo-mers obtained homeowners insurance through the Registrant and 33% obtained credit life insurance through the Registrant. Histori-cally, a substantial number of such customers have renewed these policies through the Registrant for which the Registrant receives renewal commissions. The Registrant's commissions may be in-
          creased based on the actual loss experience under homeowners policies written by the Registrant.

               The Registrant reinsures, through a subsidiary, substantial-ly all of the credit life insurance written by it. The subsidi-ary's contingent liability is without recourse to the Registrant.

          Manufactured Housing Communities

               The Registrant's manufactured housing communities offer residential settings for the Registrant's products. The Regis-trant attempts to achieve full occupancy at each of its rental communities and then considers a sale of the community. The Registrant expects to continue to develop communities and to consider the sale of communities as part of its ongoing business.

               The Registrant owns manufactured housing rental communities in Augusta, Georgia, Winchester, Virginia and Zephyrhills, Florida and is beginning the development of three new rental communities in Lima, Ohio, Springfield, Missouri and Conway, South Carolina. The Florida, Ohio, Missouri and South Carolina properties were purchased in 1994.

               The Registrant is developing four manufactured housing subdivisions at Calabash, Greensboro, Hendersonville and Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course included in the property. In these subdivisions, homes and lots are sold together.

               The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located at Deltaville, Virginia.

          Competition

               The manufactured housing industry is highly competitive with particular emphasis on price, financing terms and features offered. There are numerous retail dealers and financing sources in most locations where the Registrant conducts retail opera-tions. Several of these sources are larger than the Registrant and have greater financial resources. There are numerous firms producing manufactured homes in the Registrant's market area, many of which are in direct competition with the Registrant. Several of these manufacturers, which generally sell their homes through independent dealers, are larger than the Registrant and have greater financial resources.

               The Registrant believes that its vertical integration gives it a competitive advantage over many of its competitors. The Registrant competes on the basis of reputation, quality, financ-ing ability, service, features offered and price.

               Manufactured homes are a form of permanent, low-cost housing and are therefore in competition with other forms of housing, including site-built and prefabricated homes and apartments. Historically, manufactured homes have been financed as personal property with financing that has shorter maturities and higher interest rates than have been available for site-built homes. In recent years, however, there has been a growing trend toward financing manufactured housing with maturities more similar to the financing of real estate, especially when the manufactured housing is attached to permanent foundations on individually-owned lots. Multi-section homes are often attached to permanent foundations on individually-owned lots. As a result, maturities for certain manufactured housing loans have moved closer to those for site-built housing.

          Regulation

               A variety of laws affect the financing of manufactured homes by the Registrant. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated there-under prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sale contracts eligible for inclusion in the GNMA Program are subject to the credit underwriting requirements of the FHA or VA. A variety of state laws also regulate the form of the installment sale contracts and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts. The sale of insurance products by the Registrant is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

               The Registrant is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Registrant collects payments on installment sale contracts, and the Magnuson-Moss Warranty -- Federal Trade Commission Improvement Act, which regulates descriptions of warranties on products. The descriptions and substance of the Registrant's warranties are also subject to state laws and regulations.

               The  Registrant's manufacture  of  homes is  subject to  the
          National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development ("HUD") promulgated regulations under this Act establishing comprehensive national construction standards covering many aspects of manufactured home construction, includ-ing structural integrity, fire safety, wind loads and thermal protection. A HUD designated inspection agency regularly in-spects the Registrant's manufactured homes for compliance during construction. The Registrant believes the homes it manufactures comply with all present HUD requirements. HUD promulgated new regulations, effective July 1, 1994, relating to wind loads and set-up requirements, particularly with respect to homes sold in areas commonly subject to severe wind conditions. HUD has also issued new thermal standards for manufactured housing, effective October 26, 1994, relating principally to insulation ratings and use of storm windows. The Registrant intends to increase prices to recover these costs and maintain its gross margins.

               Bonneville Power, a public electrical utility operating in all or part of several western states, has agreements with utilities in Oregon, Washington, western Idaho and western Montana which provide producers of manufactured housing with a subsidy of $2,500 ($1,500 effective October 1994) for each manufactured home meeting the energy efficiency standards of the Manufactured Housing Acquisition Program ("MAP"). The Registrant currently constructs all of its manufactured homes sold in areas served by Bonneville Power in accordance with MAP. MAP is scheduled to terminate in 1996.

               The transportation of manufactured homes on highways is subject to regulation by various Federal, state and local author-ities. Such regulations may prescribe size and road use limita-tions and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and housing regulations.

          Financial Information About Industry Segments

               Financial  information for each of the three fiscal years in the period ended September 30, 1994 with respect to the Registrant's manufactured home operations, retail sales financing operations and manufactured housing community operations are incorporated herein by reference to page 19 of the Registrant's 1994 Annual Report to Shareholders.

          Employees

               At September 30, 1994, the Registrant employed 3,586 per-sons, of which 1,275 were engaged in sales and service, 1,906 in manufacturing and 405 in executive, administrative and clerical positions.

          Item 2 - Properties

          Offices

               The Registrant leases executive office space in Greensboro, North Carolina. The Registrant also owns two office buildings located in two adjacent three-story buildings in Greensboro, North Carolina. This facility is situated on a tract of approxi-mately five acres on which is also located a sales center and other buildings used as offices. The Registrant also owns various tracts near these offices. These properties were subject to mortgages with an aggregate balance of $141,757 at Septem-ber 30, 1994. Because of its growth, in fiscal 1994 the Regis-trant began construction of a new executive office building or other property it owns in Greensboro, North Carolina. The Registrant also leases office space in Texas and in California.

          Manufacturing Facilities

               The location and ownerships of the Registrant's production facilities are as follows:

                                                                Owned/
                                        Location                Leased

                            Richfield, North Carolina           Owned
                            Richfield, North Carolina           Owned

                            Rockwell, North Carolina            Owned

                            Rockwell, North Carolina            Owned
                            Pinebluff, North Carolina           Owned

                            Hillsboro, Texas                    Owned
                            Hillsboro, Texas                    Owned

                            Ennis, Texas                        Owned

                            Pulaski, Tennessee                  Leased
                            Albany, Oregon                   Leased/Owned

                            Sacramento, California              Leased
                            Perris, California                  Owned

                            Fort Morgan, Colorado               Owned

               These facilities are located on tracts of land generally ranging from 10 to 45 acres. The production area in these facilities ranges from approximately 50,000 to 125,000 square feet.

               The land and buildings at these facilities were subject to mortgages with an aggregate balance of $9,872,564 at September 30, 1994.

               The  Registrant's manufacturing facilities are generally one
          story  metal prefabricated structures.   The  Registrant believes
          its facilities are in good condition.

               Based on the Registrant's normal manufacturing schedule of one shift per day for a five-day week, the Registrant believes that its thirteen plants have the capacity to produce approxi-mately 32,250 floors annually, depending on product mix. During fiscal 1994, the Registrant manufactured 19,820 floors at ten plants, which includes the production of the Golden West facili-ties. The Registrant's first Hillsboro, Texas facility opened in early fiscal 1994 and operated at 46% capacity during fiscal 1994. The Registrant's Ennis, Texas plant opened in September, 1994 and produced 60 floors in fiscal 1994. The Registrant's second Hillsboro, Texas plant and Fort Morgan, Colorado and Pulaski, Tennessee plants opened in October, 1994.

          Manufactured Home Sales Centers

               The Registrant's manufactured home retail sales centers con-sist of tracts of from 3/4 to 4 1/2 acres of land on which manu-factured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Registrant's 152 sales centers are located in 18 states distrib-uted as follows: North Carolina (55), Texas (25), South Carolina
          (18), Virginia (13), Tennessee (7), Kentucky (6), Missouri (5), Arkansas (3), Delaware (3), Georgia (3), West Virginia (3), New Mexico (2), Idaho (2), Oklahoma (2), Alabama (2), Ohio (1), Arizona (1) and California (1).

               Twenty-five sales centers are on property owned by the Registrant and the other locations are leased by the Registrant for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Registrant during the year ended Septem-ber 30, 1994 for the leased sales centers totalled approximately $3,099,000.

          Manufactured Housing Communities

               The Registrant owns and manages manufactured housing rental communities at the following locations with the acreage and number of rental spaces indicated:
                                             Total
                                                 Spaces    Spaces
          Location of Community         Acres   Planned   Completed

          Augusta, Georgia                150     324        66
          Winchester, Virginia            169     598       181
          Zephyrhills, Florida            128     622       150
          Lima, Ohio                       58     270       ---
          Springfield, Missouri            90     484       ---
          Conway, South Carolina          110     312       ---

               The Registrant is developing manufactured housing subdivi-sions at the following locations and with the acreage and number of lots indicated:


                                                                  Lots
          Location of Community                   Acres          Planned

          Calabash, North Carolina                  34             146
          Greensboro, North Carolina                56             115
          Hendersonville, North Carolina            71             288
          Pinehurst, North Carolina                247             200

               The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. At September 30, 1994, this property was subject to a mortgage with a total balance of $1,216,667.

          Item 3 - Legal Proceedings

               The Registrant is a defendant in certain suits which are incidental to the conduct of its business.

          Item 4 - Submission of Matters to a Vote of Security Holders

               Not applicable.

          Separate Item - Executive Officers of the Registrant

               Information as to executive officers of the Registrant who are directors and nominees of the Registrant is incorporated herein by reference to the section captioned Election of Direc-tors of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held February 1, 1995. Information as to the executive offi-cers of the Registrant who are not directors or nominees is as follows:

          Name                     Age       Information About Officer

          Larry T. Gilmore         53        Executive  Vice   President  -
                                             Consumer  Finance  of  Oakwood
                                             Acceptance   Corporation  (the
                                             Registrant's  finance  subsid-
                                             iary) since  1994; Vice Presi-
                                             dent and Chief Operating Offi-
                                             cer   of  Oakwood   Acceptance
                                             Corporation   1991-1994;  Vice
                                             President, Vanderbilt Mortgage
                                             & Finance,  Inc. (financier of
                                             manufactured homes) 1988-1991.


          Douglas R. Muir          40        Senior Vice President and Sec-
                                             retary  since  1994; Treasurer
                                             since 1993; Partner, Price Wa-
                                             terhouse LLP, 1988-1993.

          Jeffrey D. Mick          42        Senior  Vice  President  since
                                             1994;  Controller since  1992;
                                             Executive Vice President - Op-
                                             erations/Distribution,   Bren-
                                             dle's  Incorporated  (discount
                                             department   store  retailer),
                                             1990-1992;    Executive   Vice
                                             President and  Chief Financial
                                             Officer, Brendle's Incorporat-
                                             ed,  1986-1990.   In  November
                                             1992,  Brendle's  Incorporated
                                             filed for reorganization under
                                             Chapter   11  of   the  United
                                             States Bankruptcy Code.

          J. Michael Stidham       41        Executive  Vice  President   -
                                             Sales and Marketing of Oakwood
                                             Mobile Homes,  Inc. (the Regi-
                                             strant's retail sales  subsid-
                                             iary) since  1994; Vice Presi-
                                             dent and Chief Operating Offi-
                                             cer  of Oakwood  Mobile Homes,
                                             Inc. 1992-1994; Vice President
                                             of Oakwood Mobile Homes, Inc.,
                                             1989-1992.


               All executive officers were elected to their current posi-tions at annual meetings of the Board of Directors of the Regis-trant or its subsidiaries held on February 2, 1994. Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                       PART II

          Items 5-8

               Items 5 and 7-8 are incorporated herein by reference to pages 14 to 43 of the Registrant's 1994 Annual Report to Share-holders and to the sections captioned Securities Exchange Listing and Number of Shareholders of Record on the inside back cover page of the Registrant's 1994 Annual Report to Shareholders.
          Item 6 is incorporated herein by reference to the information captioned "Net Sales," "Financial Services Income," "Endorsement Fees," "Insurance Commissions," "Other Income," "Net Income," "Per Share Data--Earnings-primary and Earnings-fully diluted," "Total Assets," "Notes and Bonds Payable" and "Per Share Data-Cash Dividends" for the five fiscal years ended September 30, 1994 on page 44 of the Registrant's 1994 Annual Report to Share-holders.

          Item 9 - Changes in and Disagreements with Accountants on Ac-counting and Financial Disclosures

               Not applicable.


                                       PART III

          Items 10-13

               Items 10-13 are incorporated herein by reference to the sec-tions captioned Principal Holders of the Common Stock and Hold-ings of Management, Election of Directors, Compensation Committee Interlocks and Insider Participation, Executive Compensation, Compensation of Directors, Employment Contracts, Termination of Employment and Change in Control Arrangements and Compliance with
          Section 16(a) of Securities Exchange Act of 1934 of the Registrant's Proxy Statement for the Annual Meeting of Share-holders to be held February 1, 1995 and to the separate item in
          Part I of this Report captioned Executive Officers of the Regis-trant.

                                       PART IV

          Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (a) Financial Statement Schedules. See accompanying Index to Financial Statement Schedules.

               (b)  Exhibits.

                    3.1 Restated Charter of the Registrant dated January 25, 1984 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

                    3.2 Amendment to Restated Charter of the Registrant dated February 18, 1988 (Exhibit 3 to the Reg-istrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

                    3.3 Amendment to Restated Charter of the Registrant dated April 23, 1992 (Exhibit 3.3 to the Regis-trant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

                    3.4 Restated Bylaws of the Registrant dated November 16, 1990 (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990).

                    4.1 Indenture Between Oakwood Funding Corporation and Sovran Bank, N.A. dated as of October 1, 1989 (Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                          1989).

                    4.2 Shareholder Protection Rights Agreement between the Registrant and Wachovia Bank of North Caroli-na, N.A., as Rights Agent (Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991).

                    4.3 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (filed herewith).

               *    10.1  The Registrant's 1980 Incentive Compensation Plan
                          (Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                          1980).

               *    10.2  Form of Disability Agreement (Exhibit 10.1 to the
                          Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               *    10.3  Schedule  identifying  omitted Disability  Agree-
                          ments which are substantially identical to the Form of Disability Agreement and payment sched-ules under Disability Agreements (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               *    10.4  Form of Retirement Agreement (Exhibit 10.3 to the
                          Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               *    10.5  Schedule  identifying  omitted Retirement  Agree-
                          ments which are substantially identical to the Form of Retirement Agreement and payment sched-ules under Retirement Agreements (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               *    10.6  Oakwood  Homes   Corporation  1985  Non-Qualified
                          Stock Option Plan (Exhibit 10.1 to the Registra-nt's Annual Report on Form 10-K for the fiscal year ended September 30, 1985).

                    10.7 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit
                          10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                          1986).

                    10.8 Guaranty Agreement between the Registrant and First Union National Bank dated as of December 1, 1985 (Exhibit 10.20 to the Registrant's Registra-tion Statement on Form S-2, filed on March 17,
                          1987).

               *    10.9  Oakwood  Homes  Corporation 1981  Incentive Stock
                          Option  Plan, as  amended  and restated  (Exhibit
                          10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                          1987).

               *    10.10 Oakwood Homes Corporation and  Designated Subsid-
                          iaries Deferred Income Plan for Key Employees (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

                    10.11 Amendment No. 1  to Guaranty Agreement dated  De-
                          cember 1, 1985 (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

                    10.12 Amendment No.  2 to Guaranty Agreement  dated De-
                          cember 1, 1985 (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

               *    10.13 Oakwood  Homes  Corporation Management  Incentive
                          Compensation Plan (Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990).

               *    10.14 Form of Employment Agreement (Exhibit 10.4 to the
                          Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990).

               *    10.15 Schedule  identifying  omitted Employment  Agree-
                          ments which are substantially identical to the Form of Employment Agreement (Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990).

               *    10.16 Amendment  to  the  Registrant's  1980  Incentive
                          Compensation Plan (Exhibit 10.21 to the Regist-rant's Registration Statement on Form S-2, filed on April 13, 1991).

                    10.17 Oakwood  Homes  Corporation  1990 Director  Stock
                          Option Plan (Exhibit 10.24 to the Registrant's Form S-2 filed on April 13, 1991).

               *    10.18 Oakwood 1990  Long Term Performance Plan,  as am-
                          ended (Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed on August 3, 1992).

               *    10.19 Amended and Restated Executive Retirement Benefit
                          Employment Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

               *    10.20 Amended and Restated Executive Disability Benefit
                          Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

               *    10.21 Executive Retirement Benefit Employment Agreement
                          between the Registrant and A. Steven Michael (Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993).

               *    10.22 Amendment to  1990 Oakwood Long  Term Performance
                          Plan (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

               *    10.23 Amendment No. 1 to the Oakwood  Homes Corporation
                          and Designated Subsidiaries Deferred Income Plan for Key Employees (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

               *    10.24 Form  of Oakwood Homes Corporation and Designated
                          Subsidiaries Deferred Compensation Agreement for Key Employees (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

               *    10.25 Form of First  Amendment to Employment  Agreement
                          between the Registrant and each of Nicholas J. St. George, Robert D. Harvey, Sr. and A. Steven Michael (Exhibit 10.1 to the Registrant's Quar-terly Report on Form 10-Q for the quarter ended December 31, 1993)

               *    10.26 First Amendment to Amended and Restated Executive
                          Retirement Benefit Employment Agreement between the Registrant and Nicholas J. St. George (Exhib-it 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31,
                          1993)


               *    10.27 First Amendment to  Executive Retirement  Benefit
                          Employment Agreement between the Registrant and Robert D. Harvey, Sr. (Exhibit 10.3 to the Regi-strant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               *    10.28 First Amendment to  Executive Retirement  Benefit
                          Employment Agreement between  the Registrant  and
                          A. Steven Michael (Exhibit 10.4 to the Registra-nt's Quarterly Report on Form 10-Q for the quar-ter ended December 31, 1993)

               *    10.29 First Amendment to Amended and Restated Executive
                          Disability Benefit Agreement between the Regis-trant and Nicholas J. St. George (Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               *    10.30 First Amendment to  Executive Disability  Benefit
                          Agreement between the Registrant and Robert D. Harvey, Sr. (Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               *    10.31 Form  of  Executive Retirement  Benefit Agreement
                          between the Registrant and each of James D. Cast-erline, Larry T. Gilmore, C. Michael Kilbourne,
                          J.  Michael Stidham and  Larry M. Walker (Exhibit
                          10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               *    10.32 Schedule identifying omitted Executive Retirement
                          Benefit Employment Agreements which are substan-tially identical to the Form of Executive Retire-ment Benefit Agreement in Exhibit 10.31 and pay-ment schedules under Executive Retirement Benefit Employment Agreements (Exhibit 10.8 to the Regis-trant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               *    10.33 Form of Performance Unit Agreement dated November
                          16, 1993 (Exhibit 10.1 to the Registrant's Quar-terly Report on Form 10-Q for the quarter ended June 30, 1994)

               *    10.34 Schedule  identifying  omitted  Performance  Unit
                          Agreements which are substantially identical to the Form of Performance Unit Agreement and the target number of performance units under Perfor-mance Unit Agreements (Exhibit 10.2 to the Regis-trant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

                    11 Calculation of Earnings Per Share (filed here-with).

                    13 The Registrant's 1994 Annual Report to Sharehold-ers. This Annual Report to Shareholders is fur-nished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith).

                    21 List of the Registrant's Subsidiaries (filed herewith).

                    23.1  Consent of Price Waterhouse LLP (filed herewith).

                    23.2  Consent of Price Waterhouse LLP (filed herewith).

                    23.3  Consent of Arthur Andersen LLP (filed herewith).

                    27 Financial Data Schedule (Filed in electronic format only). This schedule is furnished for the information of the Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securi-ties Exchange Act of 1934 and Section 323 of the Trust Indenture Act.
          _____________

               * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

               (c) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OAKWOOD HOMES CORPORATION


                                        By:  /s/ C. Michael Kilbourne
                                           Name:  C. Michael Kilbourne
                                           Title: Vice President
          Dated:  December 23, 1994


               Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the follow-ing persons on behalf of the Registrant and in the capacities and on the date indicated.

               Signature                Capacity                 Date


         /s/ Ralph L. Darling        Director and Chairman   December 23, 1994
        Ralph L. Darling              of the Board


        /s/ Nicholas J. St. George   Director and President  December 23, 1994
        Nicholas J. St. George        (Principal Executive
                                      Officer)

        /s/ Robert D. Harvey         Director and Executive  December 23, 1994
        Robert D. Harvey              Vice President


                                     Director and Executive  December 23, 1994
        A. Steven Michael             Vice President


        /s/ Dennis I. Meyer          Director                December 23, 1994
        Dennis I. Meyer


        /s/ Kermit G. Phillips, II   Director                December 23, 1994
        Kermit G. Phillips, II


                                     Director                December 23, 1994
        S. Gray Steifel, Jr.

        /s/ Sabin C. Streeter        Director                December 23, 1994
        Sabin C. Streeter


                                     Director                December 23, 1994
        Francis T. Vincent, Jr.


        /s/ Clarence W. Walker       Director                December 23, 1994
        Clarence W. Walker


        /s/ H. Michael Weaver        Director                December 23, 1994
        H. Michael Weaver


        /s/ C. Michael Kilbourne     Vice President          December 23, 1994
        C. Michael Kilbourne          (Principal Financial
                                      Officer)


        /s/ Douglas R. Muir          Treasurer (Principal    December 23, 1994
        Douglas R. Muir               Accounting Officer)

                              OAKWOOD HOMES CORPORATION

                        INDEX TO FINANCIAL STATEMENT SCHEDULES


               The financial statements, together with the report thereon of Price Waterhouse LLP dated November 1, 1994, except as to Note 4 which is as of November 16, 1994, appearing on pages 20 to 42 of the accompanying 1994 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the informa-tion incorporated in Items 1, 5, 6, 7 and 8, the 1994 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not appli-cable or the required information is shown in the financial statements or notes thereto.

                                                                       PAGE

          Financial Statement Schedules of Registrant and Consolidated Subsidiaries

               Report of Independent Accountants on
                 Financial Statement Schedules                          F-1

               Report of Arthur Andersen LLP on financial
                  statements of Golden West                             F-2

               Supplementary information to notes to
                 consolidated financial statements                      F-3

               Consolidated Financial Statement Schedules

               Schedule IX - Short-term borrowings                      F-4

                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULES


          To the Board of Directors of
           Oakwood Homes Corporation

          Our audits of the consolidated financial statements referred to in our report dated November 1, 1994, except as to Note 4, which is as of November 16, 1994 appearing on page 42 of the 1994 Annual Report to Stockholders of Oakwood Homes Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in the accompa-nying index. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consoli-dated financial statements.




          PRICE WATERHOUSE LLP

          Winston-Salem, North Carolina
          November 1, 1994, except as to Note 4,
          which is as of November 16, 1994

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



          To the Board of Directors
            of Golden West Homes:

          We have audited the accompanying consolidated balance sheet of GOLDEN WEST HOMES (a California corporation) and subsidiary as of December 25, 1993, and the related consolidated statements of income, shareholders equity and cash flows for each of the two years in the period ended December 25, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden West Homes and subsidiary as of December 25, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 25, 1993, in conformi-ty with generally accepted accounting principles.



                                             ARTHUR ANDERSEN LLP

          Orange County, California
          February 22, 1994
          (except with respect to the
          matters discussed in Note 13 as to
          which the dates are March 14, 1994,
          and April 11, 1994)

                              OAKWOOD HOMES CORPORATION
                            AND CONSOLIDATED SUBSIDIARIES
                        SUPPLEMENTARY INFORMATION TO NOTES TO
                          CONSOLIDATED FINANCIAL STATEMENTS



          The components of inventories are as follows:


                                                            September 30,
                                                 1994           1993            1992
             New manufactured homes          $ 78,812,000    $ 47,427,000   $ 36,628,000
             Used manufactured homes            5,302,000       6,239,000      5,867,000

             Homes in progress                  1,751,000       1,397,000      1,287,000

             Land/homes under
             development                        1,534,000         697,000      1,311,000
             Raw materials and supplies         9,006,000       5,634,000      4,417,000

                                             $ 96,405,000    $ 61,394,000   $ 49,510,000






                                                                   SCHEDULE XI

                                       OAKWOOD HOMES CORPORATION
                                     AND CONSOLIDATED SUBSIDIARIES
                                         SHORT-TERM BORROWINGS



                                                                                          Weighted
                                                                            Average       Average
                                                               Maximum       Amount       Interest
                                     Balance      Weighted      Amount     Outstanding      rate
                                     at end       Average    Outstanding   During the    During the
                                     of year      Interest    During the      Year          Year
                                                    Rate         Year          (1)           (2)

       September 30, 1992

       Unsecured Lines of Credit     $ 3,000,000    6.0%      $ 8,000,000   $ 3,910,000      6.8%
       Lines of Credit Secured by
        Installment Sale Contracts       0            -       $11,118,000   $ 1,410,000      6.7%
       Floor Plan Line of Credit
        Secured by Inventory             0            -       $14,000,000   $ 4,973,000      7.1%

       September 30, 1993

       Unsecured Lines of Credit     $ 8,000,000      5.7%    $ 8,000,000   $ 2,359,000      6.0%
       Lines of Credit Secured by
        Installment Sale Contracts   $18,800,000      5.8%    $18,800,000   $ 2,898,000      6.3%
       Floor Plan Line of Credit
        Secured by Inventory              0            -      $25,000,000   $ 3,204,000      6.5%
       Line of Credit Secured by
         Inventory and Receivables(3) $ 1,500,000     6.3%    $ 1,500,000   $    62,000      6.3%

       September 30, 1994

       Unsecured Lines of Credit            0          -      $ 8,000,000   $ 1,216,000      5.9%
       Lines of Credit Secured by
        Installment Sale Contracts     $15,000,000    6.7%    $95,000,000   $20,107,000      5.4%
       Line of Credit Secured
        by Inventory                   $10,000,000    7.2%    $30,000,000   $ 4,332,000      5.7%
       Line of Credit Secured by
         Inventory and Receivables          0           -     $ 2,300,000   $   198,000      6.9%



        (1)  Calculated by adding the daily amounts outstanding during the year and dividing the sum by the total number of days in the year.

        (2)  Calculated by multiplying the daily amounts outstanding by the applicable interest rate and dividing the aggregate product by the sum of the daily amounts outstand-
             ing during the year.

        (3)  Line of credit relates to Golden West Homes and the information is stated as of
             December 25, 1993.  See Note 1 of the financial statements incorporated by reference herein.


                          SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D. C.

                                       EXHIBITS

                                    ITEM 14(a)(3)

                                      FORM 10-K

                                    ANNUAL REPORT

                                                       Commission
          For the fiscal year ended                    File Number
          September 30, 1994                              1-7444


                              OAKWOOD HOMES CORPORATION

                                    EXHIBIT INDEX

          Exhibit No.                                  Exhibit Description

               3.1 Restated Charter of the Registrant dated January 25, 1984 (Exhibit 3.2 to the Regis-trant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               3.2 Amendment to Restated Charter of the Regis-trant dated February 18, 1988 (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

               3.3 Amendment to Restated Charter of the Regis-trant dated April 23, 1992 (Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

               3.4 Restated Bylaws of the Registrant dated No-vember 16, 1990 (Exhibit 3 to the Registra-nt's Annual Report on Form 10-K for the fis-cal year ended September 30, 1990).

               4.1 Indenture Between Oakwood Funding Corporation and Sovran Bank, N.A. dated as of October 1, 1989 (Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1989).

               4.2 Shareholder Protection Rights Agreement be-tween the Registrant and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhib-it 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                              1991).

               4.3 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (page __ of the sequentially numbered pages)

               10.1 The Registrant's 1980 Incentive Compensation Plan (Exhibit 10B to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1980).

               10.2 Form of Disability Agreement (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               10.3 Schedule identifying omitted Disability Ag-reements which are substantially identical to the Form of Disability Agreement and payment schedules under Disability Agreements (Exhib-it 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               10.4 Form of Retirement Agreement (Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               10.5 Schedule identifying omitted Retirement Ag-reements which are substantially identical to the Form of Retirement Agreement and payment schedules under Retirement Agreements (Exhib-it 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984).

               10.6 Oakwood Homes Corporation 1985 Non-Qualified Stock Option Plan (Exhibit 10.1 to the Regis-trant's Annual Report on Form 10-K for the fiscal year ended September 30, 1985).

               10.7 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986).

               10.8 Guaranty Agreement between the Registrant and First Union National Bank dated as of Decem-ber 1, 1985 (Exhibit 10.20 to the Registra-nt's Registration Statement on Form S-2, filed on March 17, 1987).

               10.9 Oakwood Homes Corporation 1981 Incentive Stock Option Plan, as amended and restated (Exhibit 10.1 to the Registrant's Annual Report on Form

                              10-K for the fiscal year ended
                              September 30, 1987).

               10.10 Oakwood Homes Corporation and Designated Subsidiaries Deferred Income Plan for Key Employees (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

               10.11 Amendment No. 1 to Guaranty Agreement dated December 1, 1985 (Exhibit 10.4 to the Regis-trant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987).

               10.12 Amendment No. 2 to Guaranty Agreement dated December 1, 1985 (Exhibit 10.4 to the Regi-strant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988).

               10.13 Oakwood Homes Corporation Management Incen-tive Compensation Plan (Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990).

               10.14 Form of Employment Agreement (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990).

               10.15 Schedule identifying omitted Employment Ag-reements which are substantially identical to the Form of Employment Agreement (Exhibit
                              10.5 to the Registrant's Annual Report on
                              Form 10-K for the fiscal year ended September 30, 1990).

               10.16 Amendment to the Registrant's 1980 Incentive Compensation Plan (Exhibit 10.21 to the Registrant's Registration Statement on Form S-2, filed on April 13, 1991).

               10.17 Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Registra-nt's Form S-2 filed on April 13, 1991).

               10.18 Oakwood 1990 Long Term Performance Plan, as amended (Exhibit 4 to the Registrant's Regis-tration Statement on Form S-8, filed on Au-gust 3, 1992).

               10.19 Amended and Restated Executive Retirement Benefit Employment Agreement between the Registrant and Nicholas J. St. George (Exhib-it 10.21 to the Registrant's Annual Report on

                              Form 10-K for the fiscal year ended Septem-ber 30, 1992).

               10.20 Amended and Restated Executive Disability Benefit Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992).

               10.21 Executive Retirement Benefit Employment Ag-reement between the Registrant and A. Steven Michael (Exhibit 10 to the Registrant's Quar-terly Report on Form 10-Q for the quarter ended June 30, 1993).

               10.22 Amendment to 1990 Oakwood Long Term Perfor-mance Plan (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

               10.23 Amendment No. 1 to the Oakwood Homes Corpora-tion and Designated Subsidiaries Deferred Income Plan for Key Employees (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

               10.24 Form of Oakwood Homes Corporation and Desig-nated Subsidiaries Deferred Compensation Agreement for Key Employees (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

               10.25 Form of First Amendment to Employment Agree-ment between the Registrant and each of Nich-olas J. St. George, Robert D. Harvey, Sr. and
                              A. Steven Michael (Exhibit 10.1 to the Reg-istrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.26 First Amendment to Amended and Restated Exec-utive Retirement Benefit Employment Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.27 First Amendment to Executive Retirement Bene-fit Employment Agreement between the Regis-trant and Robert D. Harvey, Sr. (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.28 First Amendment to Executive Retirement Bene-fit Employment Agreement between the Regis-trant and A. Steven Michael (Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.29 First Amendment to Amended and Restated Exec-utive Disability Benefit Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.30 First Amendment to Executive Disability Bene-fit Agreement between the Registrant and Robert D. Harvey, Sr. (Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.31 Form of Executive Retirement Benefit Agree-ment between the Registrant and each of James
                              D. Casterline, Larry T. Gilmore, C. Michael
                              Kilbourne, J. Michael Stidham and Larry M.
                              Walker (Exhibit 10.7 to the Registrant's
                              Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.32 Schedule identifying omitted Executive Re-tirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement in
                              Exhibit 10.31 and payment schedules under Executive Retirement Benefit Employment Agre-ements (Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

               10.33 Form of Performance Unit Agreement dated November 16, 1993 (Exhibit 10.1 to the Regis-trant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

               10.34 Schedule identifying omitted Performance Unit Agreements which are substantially identical to the Form of Performance Unit Agreement and the target number of performance units under Performance Unit Agreements (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

               11 Calculation of Earnings Per Share (page __ of the sequentially numbered pages).

               13 The Registrant's 1994 Annual Report to Share-holders. This Annual Report to Shareholders is furnished for the information of the Com-mission only and, except for the parts there-of incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (page __ of the sequen-tially numbered pages).

               21 List of the Registrant's Subsidiaries (page __ of the sequentially numbered pages).

               23.1 Consent of Price Waterhouse LLP (page __ of the sequentially numbered pages).

               23.2 Consent of Price Waterhouse LLP (page __ of the sequentially numbered pages).

               23.3 Consent of Arthur Andersen LLP (page __ of the sequentially numbered pages).

               27 Financial Data Schedule (filed in electronic format only). This schedule is furnished for the information of the Commission and is not deemed to be "filed" for purposes of Section 11 of the Securities Act, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1940.