Form 10-Q
period 1994-12-31
OAKWOOD HOMES CORP
filed 1995-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-Q

    ( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1994 or ( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number         1-7444

                           OAKWOOD HOMES CORPORATION
             (Exact name of registrant as specified in its charter)


   NORTH CAROLINA                                            56-0985879
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


            7025 Albert Pick Road, Greensboro, North Carolina  27109
                    (Address of principal executive offices)

          Post Office Box 7386, Greensboro, North Carolina  27417-0386
                (Mailing address of principal executive offices)

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

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 1995.

     Common Stock, Par Value $.50 Per Share . . . . . . . . . . 21,127,020

                           QUARTERLY REPORT ON FORM 10-Q

                     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended December 31, 1994

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)


                                                      Three months ended
                                                         December 31,
                                                    1994             1993
Revenues
   Net sales                                    $   127,443    $    96,316
   Financial services income                         16,218         14,241
   Other income                                       3,142          2,441
     Total revenues                                 146,803        112,998

Cost and expenses
   Cost of sales                                     93,240         69,417
   Selling, general and administrative expenses
     Non-financial services                          30,631         23,172
     Financial services                               2,727          1,961
   Provision for losses on credit sales               1,932          1,931
   Interest expense
     Non-financial services                             386            247
     Financial services                               5,453          6,038
     Total costs and expenses                       134,369        102,766

Income before income taxes                           12,434         10,232
Provision for income taxes                            4,786          3,598

Net income                                      $     7,648    $     6,634

Earnings per share
   Primary                                      $       .35    $       .30
   Fully diluted                                $       .35    $       .30

Dividends paid per share                        $       .02    $       .02

Average shares outstanding
   Primary                                           22,054         22,121
   Fully diluted                                     22,165         22,140

                OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEET (UNAUDITED)
        (dollar amounts in thousands except share and per share data)



                                                  December 31,     September 30,
ASSETS                                                 1994              1994

Cash and cash equivalents                         $      2,689     $      12,573

Receivables, principally installment contracts         315,039           367,212

Inventories:
   Manufactured homes                                  109,177            84,114
   Work-in-process, materials and supplies              11,472            10,757
   Land/homes under development                          1,533             1,534
                                                       122,182            96,405

Manufactured housing communities, net                    9,579             8,766

Property, plant and equipment, net                      66,815            54,131

Deferred income taxes                                    7,783             7,403

Other assets                                            29,079            28,697
                                                  $    553,166     $     575,187

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                             $     19,000     $      25,000

Notes and bonds payable                                195,747           207,432

Accounts payable and accrued liabilities                46,155            59,051

Reserve for contingent liabilities                       3,419             3,827

Other long-term obligations                             10,550             8,966

Shareholders' equity
   Common stock, $.50 par value; 100,000,000
     shares authorized; 21,122,518 and 21,085,004
     shares issued and outstanding                      10,561            10,543
   Additional paid-in capital                          148,647           148,507
   Retained earnings                                   119,087           111,861
                                                       278,295           270,911
                                                  $    553,166     $     575,187

                    OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                             Three Months Ended
                                                                 December 31,
                                                              1994          1993
Operating activities
   Net income                                                $  7,648     $  6,634
   Items not requiring (providing) cash
     Depreciation and amortization                              1,799        1,388
     Deferred income taxes                                       (380)      (1,141)
     Provision for losses on credit sales, net of
       actual losses                                              141          951
     Other                                                        300          335
     (Increase) in other  receivables                            (471)      (3,991)
     (Increase) in inventories                                (25,777)     (14,170)
     (Decrease) in accounts payable and accrued
       liabilities                                            (12,896)      (8,335)
     Increase in other long-term obligations                    1,584          673
      Cash used by operations                                 (28,052)     (17,656)
     Installment receivables issued                           (80,005)     (59,815)
     Purchase of installment loan portfolio                         -         (604)
     Sale of installment loans                                121,359       80,765
     Receipts on installment receivables                       10,665       13,744
      Cash provided by operating activities                    23,967       16,434

Investing activities
   Additions to property, plant and equipment                 (14,032)      (2,900)
   Additions to manufactured housing communities                 (838)         (37)
   Other                                                       (1,032)         664
     Cash used by investing activities                        (15,902)      (2,273)

Financing activities
   Net repayments on short-term credit facilities              (6,000)     (17,300)
   Issuance of notes and bonds payable                              -        1,150
   Payments on notes and bonds                                (11,685)     (12,914)
   Cash dividends                                                (422)        (407)
   Proceeds from exercise of stock options                        158          324
   Redemption of preferred stock                                    -       (1,150)
     Cash used by financing activities                        (17,949)     (30,297)

Net decrease in cash and cash equivalents                      (9,884)     (16,136)

Cash and cash equivalents
   Beginning of period                                         12,573       25,402
   End of period                                             $  2,689     $  9,266

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


    2. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $103 million at December 31, 1994. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Golden West Homes, a manufacturing subsidiary of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $22 million at December 31, 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

    Three months ended December 31, 1994 compared to three months ended December 31, 1993


    The following table summarizes certain key sales statistics for the quarters ended December 31, 1994 and 1993 :


                                                   1994        1993
Retail sales dollar volume (in millions)        $  98.1     $  69.7
Wholesale sales dollar volume (in millions)        26.6        25.3
Other sales - principally relating to
 communities (in millions)                          2.7         1.3
Total sales dollar volume (in millions)           127.4        96.3
Gross profit % - integrated operations             29.1%       31.0%
Gross profit % - wholesale operations              19.4%       19.9%
New units sold - retail                           3,051       2,395
Used units sold - retail                            461         326
New units sold - wholesale                          721         705
Average new single-section sales price - retail $24,700     $23,200
Average new multi-section sales price - retail  $45,900     $41,100
Average new home sales price - wholesale        $36,900     $36,000
Weighted average sales centers                      161         123
New unit sales per sales center                    19.0        19.5

    Retail sales dollar volume increased 42%, reflecting a 27% increase in new unit volume and increases of 6% and 12% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 31% increase in the weighted average number of sales centers open during the period. Average new unit sales per sales center decreased slightly as a result of the addition of 22 new sales centers during the three months ended December 31, 1994, compared to five centers in the first quarter of fiscal 1994. New sales centers typically require a period of several months to reach unit sales levels similar to existing outlets. Dollar sales at sales centers open more than one year rose 6% in the quarter, and same store unit sales were essentially flat. The weakness in same store unit sales was confined largely to the Southwest, where the focus for the quarter was on sales center expansion; same store unit sales in the Southeast increased over the prior year. Management intends to refocus its attention to unit sales in the Southwest in coming periods. The increase in the average new unit sales price reflects increases in the cost of certain raw materials, a continuing trend toward higher-end homes and price increases implemented to recover increased costs associated with new wind and thermal standards adopted by the Department of Housing and Urban Development. Sales in the Southwest, where the average home size is somewhat larger than in the Southeast, comprised 30% of total new manufactured housing sales dollars in the first quarter of 1995 compared to 22% last year.

    Wholesale sales dollar volume (which represents sales by Golden West to independent dealers) increased 5%, reflecting a 2% increase in unit volume and a 3% increase in the average selling price.


    Gross profit margins - integrated operations reflect gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margins - integrated operations declined to 29.1% in the current period from 31.0% in the prior year. The reduction in gross margins reflects the effects of starting up new manufacturing facilities as well as the results of certain relatively new sales centers where gross margins attained at retail did not meet expectations. Management intends to provide additional training of retail personnel in the affected markets in order to improve retail margins in those areas. Approximately 75% of the total new unit retail sales volume was manufactured by the Company in the first quarter of both fiscal 1995 and 1994. To the extent production levels at new manufacturing facilities during the balance of the year increase at a faster rate than new unit sales increases arising from sales center expansion, margins should increase as retail unit sales are increasingly sourced from Company owned manufacturing facilities. During the current period, the Company's five North Carolina plants operated at or near capacity while production at the Company's first Texas single-section plant, opened in the first quarter of fiscal 1994, was at 75% capacity. Production levels at the Company's two new plants in Texas were at 22% and 38% of capacity for the quarter. The Company's new plants in Tennessee and Colorado opened late in the quarter and produced a total of only approximately 100 floors during the period. Management does not expect a significant improvement in gross margins to be realized from the additional manufacturing plants until late in fiscal 1995 because of the start-up costs associated with bringing new production capacity on line.


    Wholesale gross profit margins decreased to 19.4% in the current quarter from 19.9% last year, primarily due to a slight shift in product mix toward less expensive homes which typically are ordered with fewer high margin option packages. During the first quarters of fiscal 1995 and 1994, Golden West's Albany, Oregon plant operated at approximately 104% and 108%, respectively, of theoretical full capacity. Golden West's Sacramento, California facility operated at approximately 92% capacity for the fiscal 1995 quarter compared to 64% for the fiscal 1994 quarter due to a strengthening market, as well as the use of the Sacramento plant to reduce order backlog in Albany. Golden West's Perris, California plant operated at approximately 60% and 45% for the fiscal 1995 and 1994 quarters, respectively. In January 1995, Golden West shipped to Company-owned retail centers the first of several planned new models of lower priced multi-section homes, designed to broaden Golden West's independent dealer product line as well as provide multi-section product to Company-owned retail centers opened or planned to be opened in the Southwest. To the extent these new products are successful in the marketplace, their introduction may enable the Company to increase utilization levels at the California plants as well as displace less profitable business in those facilities.


    Financial services income, which consists primarily of interest income on installment sale contracts retained by the Company, loan servicing fees and earnings on the Company's retained interests in REMIC securitizations accounted for as sales of receivables, increased 14% to $16.2 million from $14.2 million last year. Credit sales represented approximately 81% and 84% of the Company's retail unit volume in fiscal 1995 and 1994, respectively. The Company's credit subsidiary captured approximately 93% of loan originations in the first quarter of fiscal 1995 compared to 92% in the prior year period.

    Other income increased 29%, principally due to increased insurance commissions resulting from the overall increase in sales. This increase was partially offset by the continuing decline in endorsement fee income resulting from the Company's emphasis on internal financing of credit sales.


    Total selling, general and administrative expenses increased 33% from $25.1 million (22.2% of revenues) in fiscal 1994 to $33.4 million (22.7% of revenues) in fiscal 1995, primarily as a result of higher sales volumes. Non-financial services selling, general and administrative expenses in fiscal 1995 reflect additional costs, both ongoing and one-time, such as employee training, associated with new manufacturing facilities currently in the start-up phase, as well as expenses associated with new sales centers opened during the quarter, many of which operated at a loss for the period.


    The provision for losses on credit sales remained flat when compared with the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales. Credit losses charged to loss reserves as a percentage of the average outstanding balance of installment sale contracts on an annualized basis were .63% for the first quarter of 1995 and .61% for the same period in the prior year, while repossessions as a percentage of the average number of contracts outstanding on an annualized basis declined to 3.00% in fiscal 1995 from 3.09% in fiscal 1994.


    Financial services interest expense decreased because the Company is now structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings. Financial services interest expense is expected to continue to decline as the Company retires its outstanding debt secured by installment sale contracts.


    The Company's effective income tax rate was 38.5% in fiscal 1995 compared to 37.2% in fiscal 1994 (excluding in 1994 a $214,000 reduction in income tax expense arising from the adoption of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes). The increase in the effective tax rate is primarily due to higher state income taxes.


LIQUIDITY AND CAPITAL RESOURCES


    The Company's financial position at December 31, 1994 reflects the normal seasonal increase in inventories in preparation for the typically strong spring and summer selling seasons. In addition, the Company's retail expansion has resulted in an increased investment in inventories. Of the $25.7 million increase in inventories since September 30, 1994, approximately $13.2 million relates to the 22 new sales centers opened during the three months ended December 31, 1994. Short-term borrowings principally reflect outstanding advances on the Company's warehouse line of credit used to finance installment sale contracts prior to securitization or other permanent financing. Borrowings outstanding at September 30, 1994 were liquidated using a portion of the proceeds of the Company's November 1994 REMIC securitization described below.


    Receivables, which consist principally of installment sale contracts, decreased primarily as a result of the Company's structuring of installment sale contract securitizations as sales of receivables rather than as collateralized borrowings. During the three months ended


    December 31, 1994, the Company originated approximately $80 million of installment sale contracts and sold approximately $129 million of installment sale contracts via a REMIC securitization in November 1994. Investors purchased 94% of the interests in the REMIC trust for approximately $121.4 million cash and the Company retained a 6% interest in the trust. This securitization was the first public offering by the Company's new subsidiary, Oakwood Mortgage Investors, Inc., which filed a shelf registration in late 1994 for $500 million of asset-backed securities. Management believes that financing for installment sale contracts remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every four months.


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


REGULATORY DEVELOPMENTS


    The Department of Housing and Urban Development had stated its intention to issue new Zone 1 wind standards by January 1, 1995; however, such issuance has been delayed, and the timing of issuance of any new regulations and the effective date thereof is not known.

PART II.      OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the Registrant held on February 1, 1995, the shareholders approved (i) the election of Clarence W. Walker, Dennis
I. Meyer and C. Michael Kilbourne as directors; (ii) Three-Year Incentive Awards for the executive officers and certain key employees of the Registrant; (iii) an amendment to the Registrant's Bylaws to increase the authorized number of directors to be not less than seven nor more than fifteen; and (iv) the selection of Price Waterhouse LLP as independent accountants. The following table sets forth the votes on each such matter:

                                                                 BROKER
                                 FOR    AGAINST    ABSTAIN    NON-VOTES
ELECTION OF DIRECTORS
(BY NOMINEE)

Clarence W. Walker        16,400,997     81,250          0          N/A
Dennis I. Meyer           16,400,797     81,720          0          N/A
C. Michael Kilbourne      16,401,101     81,416          0          N/A


APPROVAL OF THREE-YEAR    13,899,474    243,844    308,575    2,030,624
INCENTIVE AWARDS FOR THE
EXECUTIVE OFFICERS AND
CERTAIN KEY EMPLOYEES OF
THE REGISTRANT


APPROVAL OF AMENDMENT     15,918,993    482,841     80,683          N/A
TO BYLAWS TO INCREASE THE
REGISTRANT'S AUTHORIZED
NUMBER OF DIRECTORS


APPROVAL OF SELECTION OF  16,407,678     36,620     38,219          N/A
PRICE WATERHOUSE LLP AS
INDEPENDENT AUDITORS

Item 6.     Exhibits and Reports on Form 8-K

            a)    Exhibits


                  (3.1)      Amendment to the Bylaws of the Registrant adopted
                             February 1, 1995

                  (3.2) Amended and restated Bylaws of the Registrant adopted February 1, 1995

                    (4)      Agreement to Furnish Copies of Instruments
                              with Respect to Long-term Debt

                   (11)      Statement re Computation of Earnings Per Share

                   (27)      Financial Data Schedule (filed in electronic format only)

            b)     Reports on Form 8-K

                   No reports on Form 8-K were filed for the quarter ended December 31, 1994.

            Items 1, 2, 3 and 5 are inapplicable and are omitted.

                    OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                    SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 1995


                                  OAKWOOD HOMES CORPORATION



                                  BY:  s/C. Michael Kilbourne
                                       C. Michael Kilbourne
                                       Executive Vice President
                                       (Principal Financial Officer)
                                       (Duly Authorized Officer)

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        EXHIBITS

                                        ITEM 6(a)

                                        FORM 10-Q

                                     QUARTERLY REPORT


 For the quarter ended                              Commission File Number
 December 31, 1994                                            1-7444


                                 OAKWOOD HOMES CORPORATION
                                      EXHIBIT INDEX


Exhibit No.      Exhibit Description

   3.1           Amendment to the Bylaws of the Registrant adopted
                             February 1, 1995

   3.2           Amended and restated Bylaws of the Registrant
                             adopted February 1, 1995

   4             Agreement to Furnish Copies of Instruments with
                             respect to Long-Term Debt (page 28 of the
                             sequentially numbered pages)

   11            Statement re Computation of Earnings Per Share
                             (page 29 of the sequentially numbered pages)

   27            Financial Data Schedule (filed in electronic format only)

                                        14