Form 10-Q
period 1995-03-31
OAKWOOD HOMES CORP
filed 1995-05-12
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q

( X )  Quarterly report pursuant to section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995 or
(   )  Transition report pursuant to section 13 or 15(d) of
       the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 1995.

Common Stock, Par Value $.50 Per Share . . . . . . . . . . 21,193,340

                    QUARTERLY REPORT ON FORM 10-Q

             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 For the Quarter Ended March 31, 1995

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

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
              (in thousands except per share data)

                                                   Three months ended
                                                        March 31,
                                                    1995         1994
Revenues
  Net sales                                       $143,925     $111,677
  Financial services income                         16,276       15,166
  Other income                                       3,955        2,902
    Total revenues                                 164,156      129,745

Cost and expenses
  Cost of sales                                    103,711       81,028
  Selling, general and administrative expenses
    Non-financial services                          34,752       26,416
    Financial services                               2,631        2,030
  Provision for losses on credit sales               2,326        2,100
  Interest expense
    Non-financial services                             602          222
    Financial services                               5,314        6,157
   Total costs and expenses                        149,336      117,953

Income before income taxes                          14,820       11,792
Provision for income taxes                           5,704        4,332

Net income                                       $   9,116    $   7,460

Earnings per share
  Primary                                      $       .41    $     .34
  Fully diluted                                $       .41    $     .34

Dividends paid per share                       $       .02    $     .02

Average shares outstanding
  Primary                                           22,081       22,067
  Fully diluted                                     22,119       22,067

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
              (in thousands except per share data)

                                                        Six months ended
                                                            March 31,
                                                       1995          1994
Revenues
  Net sales                                           $271,368     $207,993
  Financial services income                             32,494       29,407
  Other income                                           7,097        5,343
    Total revenues                                     310,959      242,743

Cost and expenses
  Cost of sales                                        196,951      150,445
  Selling, general and administrative expenses
    Non-financial services                              65,383       49,588
    Financial services                                   5,358        3,991
  Provision for losses on credit sales                   4,258        4,031
  Interest expense
    Non-financial services                                 988          469
    Financial services                                  10,767       12,195
   Total costs and expenses                            283,705      220,719

Income before income taxes                              27,254       22,024
Provision for income taxes                              10,490        7,930

Net income                                            $ 16,764     $ 14,094

Earnings per share
  Primary                                          $       .76  $       .64
  Fully diluted                                    $       .76  $       .64

Dividends paid per share                           $       .04  $       .04

Average shares outstanding
  Primary                                               22,067       22,094
  Fully diluted                                         22,142       22,103

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
          (dollar amounts in thousands except share and per share data)


                                                     March 31,   September 30,
                ASSETS                                 1995          1994

Cash and cash equivalents                          $       891    $  12,573
Receivables, principally installment contracts, net    350,696      367,212
Inventories:
  Manufactured homes                                   132,758       84,114
  Work-in-process, materials and supplies               12,172       10,757
  Land/homes under development                           1,939        1,534
                                                       146,869       96,405
Manufactured housing communities, net                   11,493        8,766
Property, plant and equipment, net                      70,974       54,131
Deferred income taxes                                    8,157        7,403
Other assets                                            28,177       28,697
                                                      $617,257     $575,187

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                $  36,000    $  25,000
Notes and bonds payable                                219,145      207,432
Accounts payable and accrued liabilities                61,378       59,051
Reserve for contingent liabilities                       3,116        3,827
Other long-term obligations                             12,771        8,966

Shareholders' equity
  Common stock, $.50 par value; 100,000,000
    shares authorized; 21,177,580 and 21,085,004
   shares issued and outstanding                        10,587       10,543
  Additional paid-in capital                           148,877      148,507
  Retained earnings                                    127,780      111,861
                                                       287,244      270,911
  Less:  Unearned Shares of Employee
   Stock Ownership Plan                                 (2,397)           -
                                                       284,847      270,911
                                                      $617,257     $575,187

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (in thousands)

                                                                 Six Months Ended
                                                                    March 31,

                                                                 1995        1994
Operating activities
  Net income                                                 $   16,764   $   14,094
  Items not requiring (providing) cash
   Depreciation and amortization                                  3,807        2,487
   Deferred income taxes                                           (754)      (2,051)
   Provision for losses on credit sales, net of actual losses       427        1,776
   Other                                                            317          414
   (Increase) in other receivables                               (7,511)      (3,154)
   (Increase) in inventories                                    (50,464)     (29,289)
   Increase in accounts payable and accrued liabilities           2,327        2,158
   Increase in other long-term obligations                        3,805        2,272
     Cash used by operations                                    (31,282)     (11,293)
   Installment receivables issued                              (192,263)    (139,535)
   Purchase of installment loan portfolio                             -         (604)
   Sale of installment loans                                    195,366       82,494
   Receipts on installment receivables                           19,552       26,143
     Cash used by operating activities                           (8,627)     (42,795)

Investing activities
  Additions to property, plant and equipment                    (19,601)      (7,440)
  Additions to manufactured housing communities                  (2,792)      (3,727)
  Other                                                            (547)      (2,292)
   Cash used by investing activities                            (22,940)     (13,459)

Financing activities
  Net repayments on short-term credit facilities                 11,000       65,800
  Issuance of notes and bonds payable                            29,890        1,150
  Payments on notes and bonds                                   (20,574)     (24,000)
  Cash dividends                                                   (845)        (816)
  Proceeds from exercise of stock options                           414          624
  Redemption of preferred stock                                       -       (1,150)
   Cash provided by financing activities                         19,885       41,608

Net decrease in cash and cash equivalents                       (11,682)     (14,646)

Cash and cash equivalents
  Beginning of period                                            12,573       25,403
  End of period                                              $      891    $  10,757

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

  2.  The Company is contingently liable as guarantor on
  installment sale contracts sold to unrelated financial
  institutions on a full or limited recourse basis.  The amount of this contingent liability was approximately $97 million at
  March 31, 1995.  The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Golden West Homes, a manufacturing subsidiary of the
  Company doing business with independent dealers.  The Company estimates that its potential obligation under repurchase
  agreements approximated $20 million at March 31, 1995.
                             7

               MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     RESULTS OF OPERATIONS


Three months ended March 31, 1995 compared to three months ended
March 31, 1994

  The following table summarizes certain key statistics for the quarters ended March 31, 1995 and 1994 :
                                                         1995           1994

Retail sales dollar volume (in millions)                $119.2          $84.9
Wholesale sales dollar volume (in millions)               22.6           25.2
Other sales - principally relating to
 communities (in millions)                                 2.1            1.6
Total sales dollar volume (in millions)                  143.9          111.7
Gross profit % - integrated operations                    29.4%          30.3%
Gross profit % - wholesale operations                     21.1%          18.5%
New units sold - retail                                  3,771          3,045
Used units sold - retail                                   502            410
New units sold - wholesale                                 595            667
Average new single-section sales price - retail        $25,600        $23,200
Average new multi-section sales price - retail         $46,400        $41,700
Average new home sales price - wholesale               $38,100        $37,800
Weighted average sales centers                             176            132
New unit sales per sales center                           21.4           23.1


     Retail sales dollar volume increased 40%, reflecting a 24% increase in new unit volume and increases of 10% and 11% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 33% increase in the weighted average number of sales centers open during the period, while average new unit sales per sales center decreased 7%. In the first six months of fiscal 1995, the Company opened or acquired 31 new sales centers (including nine in the second quarter) compared to 18 sales centers in the first six months of fiscal 1994. New sales centers typically require a period of several months to reach unit sales levels similar to existing outlets. Management believes that the increased number of immature new Company owned sales centers as well as an increased number of competitors at retail are the principal causes of the decline in average new unit sales per sales center.
In addition, management has established thresholds for estimated unit volumes in determining in which markets to establish retail outlets and, while sales centers opened in fiscal 1995 have met those criteria and management believes them to be attractive markets, many of the markets in which new sales centers were opened or acquired during the first six months of fiscal 1995 are not as strong in terms of potential unit volumes as those which the Company entered over the past several years. Management believes this is a normal occurrence because the focus in expanding retail distribution into new markets, for example the Southwest, is to penetrate the strongest areas of those markets first.


     Total new retail sales dollars at sales centers open more than one year rose 5% in the quarter, while same store unit sales declined 5%. Management believes that the softening of same store sales is due principally to increased retail competition.
During the quarter, the Company implemented a new program at the retail sales centers designed to broaden and improve the marketing capabilities of the sales force, in particular focusing on improving salespersons' ability to track and follow up qualified sales prospects, which management believes will improve unit sales volumes. In addition, the Company is introducing several new homes at price points on the low end of the Company's traditional range of product offerings in an effort to ensure that the Company's products are responsive to consumer needs.

     The increase in the average new unit retail sales price reflects increases in the cost of certain raw materials, a continuing trend toward higher-end homes and price increases implemented to recover increased costs associated with new wind and thermal standards adopted by the Department of Housing and Urban Development. Sales in the Southwest, where the average home size is somewhat larger than in the Southeast, comprised 40% of total new manufactured housing sales dollars in the first quarter of 1995 compared to 25% last year.

     Wholesale sales dollar volume (which represents sales by Golden West to independent dealers) declined by 10%, reflecting an 11% decrease in unit volume offset by a 1% increase in the average selling price. The decline in wholesale unit volume is due to the softening conditions in the Pacific Northwest market due to increased industry capacity, reduced demand for the relatively high price point products traditionally manufactured by Golden West as a result of increases in interest rates, and because of poor weather conditions in the Northwest during the quarter which has slowed retail sales and deliveries to retail customers. Golden West is introducing several new home models at price points lower than those traditionally targeted by Golden
West in order to broaden its product line to lessen its dependence on higher end homes and to increase the attractiveness of exclusive dealer arrangements. In addition, sales to independent dealers have declined as the Company increases its utilization of Golden West manufactured product to source Company owned retail sales centers. During the quarter ended March 31, 1995, Golden West shipped 93 multi-section homes to Oakwood sales centers in the West and Southwest, compared to 13 homes in the first quarter; these shipments are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing Company owned retail centers in Golden West markets, the decline in sales to wholesale dealers will continue.

     Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company, including the manufacturing gross profit earned by Golden West on its sales to the Oakwood retail organization.
Gross profit margin - integrated operations were 29.4% in the current period compared to 29.1% in the first quarter and 30.3% in the second quarter last year. The decrease from last year reflects a decline in the percentage of new homes sold at retail manufactured by Company owned plants, as well as reduced, but continuing, effects of starting up new manufacturing facilities.
These factors were partially offset by improved gross margins at retail, which increased to 23.8% from 23.5% in the second quarter last year and from 23.2% in the first quarter of fiscal 1995.
Approximately 73% of the total new unit retail sales volume was manufactured by the Company in the second quarter of fiscal 1995, compared to 78% in the second quarter one year ago. To the extent production levels at new manufacturing facilities during the balance of the year increase at a faster rate than new unit sales, margins should increase as retail unit sales are increasingly sourced from Company owned manufacturing facilities. During the current period, the Company's five
North Carolina plants operated at or near capacity while production at the Company's first Texas single-section plant was at 57% capacity.
Production levels at the Company's two new plants in Texas, opened during the first quarter of fiscal 1995, were at 34% and 53% of capacity for the quarter, compared to 22% and 48%, respectively, in the first quarter. The Company's new plants in Tennessee and Colorado opened late in the first quarter and produced a total of approximately 344 floors during the period, up from 100 floors in the first quarter. These plants operated at 32% and 23% of capacity in the second quarter.
Management does not expect a significant improvement in gross margins to be realized from the additional manufacturing plants until late in fiscal 1995 because of the start-up costs associated with bringing new production capacity on line.

     Wholesale gross profit margins increased to 21.1% in the current quarter from 18.5% last year, primarily due to a reduction in product liability, property and workers' compensation insurance costs, reduced costs for certain materials and components resulting from taking advantage of Oakwood's purchasing power with certain vendors, and a one-time favorable workers' compensation retroactive premium adjustment. These savings were partially offset by the effects of a shift in product mix toward lower price point homes which typically carry lower margins. Except for the one-time retroactive insurance adjustment, these cost factors are expected to influence future periods. During the second quarter of fiscal 1995, Golden West's
Albany, Oregon plant operated at approximately 85% of capacity, as compared to full capacity in the second quarter of fiscal
1994. The decline in utilization reflects the softening dealer demand discussed above. Management expects to begin production at a new line in Albany during the third quarter which will increase that plant's capacity by approximately 40%. The Company intends to use the new line to produce homes which sell at lower price points than those traditionally manufactured in Oregon.
Golden West's Sacramento, California facility operated at approximately 61% capacity in the second quarter of both fiscal
1995 and 1994; however, this plant's operating rate decreased from 92% in the first quarter of fiscal 1995 because softer market conditions in the Northwest eliminated the need to divert orders to Sacramento from Albany. Utilization at the Perris, California plant increased during the quarter to 65% from 49% last year, principally as the result of producing new models for Oakwood retail centers. In January 1995, Golden West shipped to
Company owned retail centers the first of several planned new models of lower priced multi-section homes designed to broaden
Golden West's independent dealer product line as well as provide multi-section product to Company owned retail centers opened or planned to be opened in the Southwest. Management currently is evaluating the geographic locations in which Golden West's manufacturing capacity should be located, considering current and anticipated market conditions and the planned further integration of Golden West's operations with those of Oakwood.

     Financial services income, which consists primarily of interest income on installment sale contracts retained by the Company, loan servicing fees and earnings on the Company's retained interests in REMIC securitizations accounted for as sales of receivables, increased 7% to $16.3 million from $15.2 million last year. Financial services income is not increasing proportionately with the increase in the Company's installment sale contract portfolio because the Company's REMIC securitizations since fiscal 1993 have been structured as sales of receivables rather than as collateralized borrowings. The effect on the financial statements of this structural change is to cause the Company's earnings on the retained interests in REMICs structured as sales of receivables to be included as a single amount within financial services income, as compared to presenting interest income on the installment sale contracts conveyed to the REMIC as interest income and interest expense on REMIC interests purchased by investors as interest expense in the consolidated statement of income.
Structuring REMIC securitizations as sales of receivables will cause slower rates of growth in interest income and interest expense compared to that which would occur if such securitizations were structured as collateralized borrowings. In addition, income from retained REMIC interests is increasing more slowly than would otherwise be the case because the Company generally is selling a larger share of the interests in its REMICs in the current year than in prior years. See Liquidity and Capital Resources below. Credit sales represented approximately 86% and 88% of the Company's retail unit volume in fiscal 1995 and 1994, respectively. The Company's credit subsidiary captured approximately
94% of loan originations in the first quarter of fiscal 1995 compared to 95% in the prior year period.

     Other income increased 36%, principally due to increased insurance commissions resulting from the overall increase in sales.

     Total selling, general and administrative expenses increased
31% from $28.4 million (21.9% of revenues) in fiscal 1994 to $37.4 million (22.8% of revenues) in fiscal 1995. Non-financial services costs rose to 24.1% of net sales compared to 23.7% of net sales last year, primarily due to costs associated with new sales centers which have not yet achieved normal revenue levels and due to general and administrative expenses associated with the four new manufacturing plants. Financial services costs rose
30% on a 41% increase in loan origination dollar volume and a 44% increase in the average number of loans serviced during the period.

     The provision for losses on credit sales increased 11% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales. Credit losses charged to loss reserves as a percentage of the average outstanding balance of installment sale contracts on an annualized basis were .89% for the second quarter of 1995 and .76% for the same period in the prior year, while repossessions as a percentage of the average number of contracts outstanding on an annualized basis were 3.18% in fiscal
1995 and 2.94% in fiscal 1994. Management does not believe that these statistics reflect a diminution in the credit quality of the Company's loans, but rather reflect the normal maturation of the Company's portfolio, a significant portion of which is relatively young.

     Non-financial services interest expense increased 171% from $222,000 to $602,000 due to interest expense associated with the Fort Morgan, Colorado manufacturing plant, interest on $12 million of permanent financing closed during the quarter relating to other new manufacturing facilities and interest costs associated with the purchase of a corporate aircraft.

     Financial services interest expense decreased because the Company is now structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings. Financial services interest expense is expected to continue to decline as the Company retires its outstanding debt secured by installment sale contracts.

     The Company's effective income tax rate was 38.5% in fiscal
1995 compared to 36.7% in fiscal 1994. The increase in the effective tax rate is due primarily to higher state income taxes.


Six months ended March 31, 1995 compared to six months ended
March 31, 1994

  The following table summarizes certain key statistics for the six months ended
 March 31, 1995 and 1994 :
                                                         1995           1994

Retail sales dollar volume (in millions)                $217.3         $154.6
Wholesale sales dollar volume (in millions)               49.3           50.5
Other sales - principally relating to
 communities (in millions)                                 4.8            2.9
Total sales dollar volume (in millions)                  271.3          208.0
Gross profit % - integrated operations                    29.3%          30.6%
Gross profit % - wholesale operations                     20.2%          19.2%
New units sold - retail                                  6,822          5,440
Used units sold - retail                                   963            736
New units sold - wholesale                               1,316          1,369
Average new single-section sales price - retail        $25,300        $23,200
Average new multi-section sales price - retail         $46,200        $41,400
Average new home sales price - wholesale               $37,400        $36,900
Weighted average sales centers                             167            128
New unit sales per sales center                           40.9           42.5


     Retail sales dollar volume increased 41%, reflecting a 25% increase in new unit volume and increases of 9% and 12% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 30% increase in the weighted average number of sales centers open during the period. Average new unit sales per sales center decreased slightly as a result of the addition of 31 new sales centers during the period compared to 18 centers in 1994. New sales centers typically require a period of several months to reach unit sales levels similar to existing outlets. Management believes that the increased number of immature new Company owned sales centers, an increased number of competitors at retail, and the siting of many new sales centers in markets which, although attractive, are unlikely to duplicate the extremely strong performance of markets targeted in earlier years, are the principal causes of the decline in average new unit sales per sales center.

     Total new retail sales dollars at sales centers open more than one year rose 6% in the period, while same store unit sales were down 3%. The weakness in same store unit sales was primarily related to the focus on sales center expansion, as well as increased competitive pressures discussed above. Management introduced several new programs in the second quarter to respond to the increased retail competition as discussed in the quarterly results section above.

     The increase in the average new unit sales price reflects increases in the cost of certain raw materials, a continuing trend toward higher-end homes and price increases implemented to recover increased costs associated with new wind and thermal standards adopted by the Department of Housing and Urban
Development. Sales in the Southwest, where the average home size is somewhat larger than in the Southeast, comprised 37% of total new manufactured housing sales dollars in 1995 compared to 23% last year.


     Wholesale sales dollar volume (which represents sales by Golden West to independent dealers) decreased 2%, reflecting a 4% decrease in unit volume, offset by a 1% increase in the average selling price. This decline in unit volume is primarily related to decreased backlog in the Pacific Northwest coupled with the increase in utilization of Golden West product to source Company owned sales centers as discussed above in the quarterly results section.

     Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margins - integrated operations declined to 29.3% in the current period from 30.6% in the prior year. The reduction in gross margins reflects the effects of starting up new manufacturing facilities and a reduction in the percentage of new homes sold at retail manufactured by Company owned plants, as well as the results of certain relatively new sales centers where gross margins attained at retail did not meet expectations.
Management has provided additional training of retail personnel in the affected markets in order to improve retail margins in those areas and also implemented a new prospect tracking and follow-up program as more fully described above. Approximately
74% of the total new unit retail sales volume was manufactured by the Company in the first six months of fiscal 1995 compared to 77% in 1994. To the extent production levels at new manufacturing facilities during the balance of the year increase at a faster rate than new unit sales, margins should increase as retail unit sales are increasingly sourced from Company owned manufacturing facilities. Management does not expect a significant improvement in gross margins to be realized from the additional manufacturing plants until late in fiscal 1995 because of the start-up costs associated with bringing new production capacity on line.

     Wholesale gross profit margins increased to 20.2% in the current period from 19.2% last year. The increase in margins over the prior year is primarily due to reductions in insurance and materials costs, as well as a one-time favorable premium adjustment as discussed above. These improvements were partially offset by the effects of a shift in product mix towards less expensive homes which are typically ordered with fewer high margin option packages. During the first six months of fiscal
1995, Golden West's Albany, Oregon plant operated at approximately 94% of capacity, as compared to full capacity for the same period in the prior year. The decline in utilization reflects the softening dealer demand discussed above. Golden
West's Sacramento, California facility operated at approximately
75% capacity year to date fiscal 1995 compared to 62% for the fiscal 1994 period due to a strengthening market, as well as the use of the Sacramento plant to reduce order backlog in Albany during the first quarter of 1995. Utilization at Golden West's
Perris, California increased during the period to 63% from 47% last year, principally due to the production of new models for Oakwood retail sales centers, including lower priced multi-sections introduced in January 1995.

     Financial services income, which consists primarily of interest income on installment sale contracts retained by the Company, loan servicing fees and earnings on the Company's retained interests in REMIC securitizations accounted for as sales of receivables, increased 11% to $32.5 million from $29.4 million last year. Financial services income is not increasing proportionately with the increase in the Company's installment sale contract portfolio because the Company's REMIC securitizations since fiscal 1993 have been structured as sales of receivables rather than as collateralized borrowings, and because the Company generally is selling a larger share of the interests in its REMICs in the current year than in prior years, as more fully described above. See also Liquidity and Capital
Resources below. Credit sales represented approximately 84% and 86% of the Company's retail unit volume in fiscal 1995 and 1994, respectively. The Company's credit subsidiary captured approximately 94% of loan originations in the first six months of fiscal
1995 and 1994.

     Other income increased 33%, principally due to increased insurance commissions resulting from the overall increase in sales.

     Total selling, general and administrative expenses increased
32% from $53.6 million (22.1% of revenues) in fiscal 1994 to $70.7 million (22.7% of revenues) in fiscal 1995. Non-financial services costs rose to 24.1% of net sales compared to 23.8% of net sales last year, primarily due to costs associated with new sales centers which have not yet achieved normal revenue levels and due to general and administrative expenses associated with the four new manufacturing plants. Financial services costs rose 34% on a 38% increase in loan origination dollar volume and a 45% increase in the average number of loans serviced during the period.

     The provision for losses on credit sales increased 6% over the prior period. As described in the discussion of second quarter results above, the provision for losses on credit sales is not necessarily directly related to current period sales.
Credit losses charged to loss reserves as a percentage of the average outstanding balance of installment sale contracts on an annualized basis were .75% for the first six months of 1995 and .68% for the same period in the prior year, while repossessions as a percentage of the average number of contracts outstanding on an annualized basis were 3.09% in fiscal 1995 and 3.02% in fiscal
1994. Management does not believe that these statistics reflect a diminution in the credit quality of the Company's loans, but rather reflect the normal maturation of the Company's portfolio, a significant portion of which is relatively young.

     Non-financial services interest expense rose 111% from $469,000 to $988,000 due to interest costs associated with capital expenditures as described in the discussion of the second quarter's results above.

     Financial services interest expense decreased because the Company is now structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings. Financial services interest expense is expected to continue to decline as the Company retires its outstanding debt secured by installment sale contracts.

     The Company's effective income tax rate was 38.5% in fiscal
1995 compared to 37% in fiscal 1994 (excluding in 1994 a $214,000 reduction in income tax expense arising from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ). The increase in the effective tax rate is primarily due to higher state income taxes.

                LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position at March 31, 1995 reflects the normal seasonal increase in inventories in preparation for the typically strong spring and summer selling seasons. In addition, the Company's retail expansion has resulted in an increased investment in inventories. The increase in inventories since September 30, 1994 reflects stocking levels at the 31 new sales centers opened during the first and second quarters, normal seasonal patterns at sales centers open at year end, manufacturing inventories at new plants and an increase in unit costs principally due to costs of complying with HUD wind and thermal standards and a shift in product mix to higher end homes.
Short-term borrowings principally


reflect outstanding advances on the Company's warehouse line of credit used to finance installment sale contracts prior to securitization or other permanent financing.

     Receivables, which consist principally of installment sale contracts and retained interests in REMIC securitizations, decreased primarily as a result of the Company's structuring of installment sale contract securitizations as sales of receivables rather than as collateralized borrowings. During the six months ended March 31, 1995, the Company originated approximately $192 million of installment sale contracts and sold approximately $208 million of installment sale contracts via REMIC securitizations and GNMA pools. The Company retained an average 6.4% interest in the REMIC securitizations completed during the first six months of fiscal 1995. Management believes that financing for installment sale contracts remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every four months.

     Subsequent to quarter end, the Company renegotiated its installment loan warehouse facility, increasing the available line from $110 million to $130 million and reducing the interest rate from LIBOR plus 1.625% to LIBOR plus 1%. The Company has also renegotiated its line of credit secured by inventory, increasing the line to $75 million from $50 million and also decreasing the interest rate to LIBOR plus 1% from LIBOR plus
1.75%. Management believes that the availability of permanent financing for installment sale contracts, the Company's short-term credit facilities and cash generated by operations are sufficient to provide for the Company's short-term liquidity needs.

     The Company continues to monitor the credit and equity markets and evaluate the sources and cost of the long-term capital required to finance the demands of both planned expansion and higher operating levels within existing operations. The
Company will seek to raise additional equity or long-term debt based upon anticipated business demands, management's assessment of existing and future conditions in the capital markets, and management's assessment of the appropriate components of the Company's capital structure. In order to maintain maximum flexibility in the timing of any acquisition of permanent or long-term financing, the Company intends to focus on maintaining its short-term liquidity. As a consequence, the Company has generally been selling a larger portion of its REMIC securitizations in the current year than in prior years, and may decrease the level of its retained interests in both future and past securitizations.

                 POTENTIAL BUSINESS COMBINATION

     On May 8, 1995 the Company signed a definitive agreement to acquire Destiny Industries, Inc. The agreement provides that the Company will issue 925,000 shares of its common stock (equal to approximately 4.4% of its currently outstanding shares) in exchange for all of the outstanding shares of Destiny.
Consummation of the acquisition is anticipated by June 30, 1995 and is subject to certain conditions, including completion of due diligence and certain documentation and receipt of certain approvals. The Company intends to account for the acquisition as a pooling of interests.

     Destiny is an independent producer of manufactured housing with headquarters and four manufacturing plants located in Moultrie, Georgia. Destiny sells single-section and multi-section homes under the tradenames Destiny and Peachtree to approximately 195 independent dealers located principally in the Southeast. Destiny had sales of approximately $89 million for the year ended September 30, 1994 and $49 million for the six months ended March 31, 1995.

 PART II.   OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits

             (4) Agreement to Furnish Copies of Instruments
                 with Respect to Long-term Debt

            (11) Statement re Computation of Earnings Per Share

            (27) Financial Data Schedule (filed in electronic format only)

         b) Reports on Form 8-K

            No reports on Form 8-K were filed for the quarter ended
            March 31, 1995.

         Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.



           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange
 Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  May 12, 1995


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

                              EXHIBITS

                             ITEM 6(a)

                             FORM 10-Q

                          QUARTERLY REPORT


 For the quarter ended                      Commission File Number
 March 31, 1995                                            1-7444


                     OAKWOOD HOMES CORPORATION
                           EXHIBIT INDEX

     Exhibit No.              Exhibit Description

            4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt (page 19 of the sequentially numbered pages)

           11           Statement re Computation of Earnings Per Share
                        (page 20 of the sequentially numbered pages)

           27           Financial Data Schedule (filed in
                        electronic format only)



