Form 10-Q
period 1995-06-30
OAKWOOD HOMES CORP
filed 1995-08-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q

( X )  Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period
ended June 30, 1995 or
(   )  Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number         1-7444

                    OAKWOOD HOMES CORPORATION
     (Exact name of registrant as specified in its charter)


  NORTH CAROLINA                                         56-0985879
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


    7025 Albert Pick Road, Greensboro, North Carolina  27409
            (Address of principal executive offices)

  Post Office Box 7386, Greensboro, North Carolina  27417-0386
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

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of
Common Stock as of July 31, 1995.

   Common Stock, Par Value $.50 Per Share . . . . . . . . . . 22,145,115

                  QUARTERLY REPORT ON FORM 10-Q

           CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               For the Quarter Ended June 30, 1995

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

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
              (in thousands except per share data)

                                              Three months ended
                                                   June 30,
                                              1995         1994
Revenues
  Net sales                                 $204,240     $168,740
  Financial services income                   18,770       15,138
  Other income                                 5,455        3,530
    Total revenues                           228,465      187,408

Costs and expenses
  Cost of sales                              148,892      124,531
  Selling, general and administrative expenses
    Non-financial services                    46,455       35,373
    Financial services                         3,189        1,888
  Provision for losses on credit sales         3,293        2,599
  Interest expense
    Non-financial services                       648          295
    Financial services                         6,096        5,828
   Total costs and expenses                  208,573      170,514

Income before income taxes                    19,892       16,894
Provision for income taxes                     7,101        6,025

  Net income                                $ 12,791     $ 10,869

Pro forma information (Note 2)
  Income before income taxes                $ 19,892     $ 16,894
  Provision for income taxes                   7,651        6,351

  Net income                                $ 12,241     $ 10,543

Pro forma earnings per share (Note 2)
  Primary                                $       .53  $       .46
  Fully diluted                          $       .53  $       .46

Dividends per share                      $       .02  $       .02

Average shares outstanding
  Primary                                     22,940       22,928
  Fully diluted                               22,943       22,962

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

          CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
              (in thousands except per share data)

                                              Nine months ended
                                                   June 30,
                                              1995         1994
Revenues
  Net sales                                 $522,720     $419,632
  Financial services income                   51,264       44,545
  Other income                                12,684        8,925
    Total revenues                           586,668      473,102

Costs and expenses
  Cost of sales                              386,045      312,350
  Selling, general and administrative expenses
    Non-financial services                   116,789       89,211
    Financial services                         8,547        5,878
  Provision for losses on credit sales         7,551        6,630
  Interest expense
    Non-financial services                     1,662          836
    Financial services                        16,863       18,023
   Total costs and expenses                  537,457      432,928

Income before income taxes                    49,211       40,174
Provision for income taxes                    17,591       13,955

Net income                                 $  31,620    $  26,219

Pro forma information (Note 2)
  Income before income taxes               $  49,211    $  40,174
  Provision for income taxes                  18,896       14,777

  Net income                               $  30,315    $  25,397

Pro forma earnings per share (Note 2)
  Primary                                $      1.32  $      1.10
  Fully diluted                          $      1.32  $      1.10

Dividends per share                     $        .06 $        .06

Average shares outstanding
  Primary                                     22,975       22,989
  Fully diluted                               23,025       23,006

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

             CONSOLIDATED BALANCE SHEET (UNAUDITED)
  (dollar amounts in thousands except share and per share data)


                                              June 30, September 30,
ASSETS                                        1995         1994

Cash and cash equivalents                $     6,011    $  16,974
Receivables, principally installment
  contracts, net                             339,013      371,287
Inventories:
  Manufactured homes                         141,970       84,218
  Work-in-process, materials and supplies     13,143       12,936
  Land/homes under development                 1,801        1,534
                                             156,914       98,688
Manufactured housing communities, net         14,493        8,766
Property, plant and equipment, net            79,967       58,459
Deferred income taxes                          9,123        7,403
Other assets                                  28,715       28,820
                                           $ 634,236    $ 590,397

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                     $   21,000   $   25,000
Notes and bonds payable                      208,675      207,990
Accounts payable and accrued liabilities      82,049       68,284
Reserve for contingent liabilities             2,800        3,827
Other long-term obligations                   16,661        8,966

Shareholders' equity
  Common stock, $.50 par value; 100,000,000
    shares authorized; 22,145,115 and
    22,010,004
   shares issued and outstanding              11,072       11,005
  Additional paid-in capital                 148,819      148,125
  Retained earnings                          145,440      117,200
                                             305,331      276,330
  Less:  Unearned ESOP shares                (2,280)           -
                                             303,051      276,330
                                           $ 634,236    $ 590,397

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         (in thousands)

                                              Nine Months Ended
                                                   June 30,

                                              1995         1994
Operating activities
  Net income                              $   31,620   $   26,219
  Items not requiring (providing) cash
   Depreciation and amortization               6,715        4,123
   Deferred income taxes                     (1,720)      (3,062)
   Provision for losses on credit sales,
    net of actual losses                       1,589        3,357
   Other                                         344          726
   (Increase) in other receivables          (18,795)      (7,129)
   (Increase) in inventories                (58,226)     (33,573)
   Increase in accounts payable and
     accrued liabilities                     13,765        11,795
   Increase in other long-term obligations    7,695         3,665
     Cash provided (used) by operations     (17,013)        6,121
   Installment receivables issued          (333,772)    (240,690)
   Purchase of installment loan portfolio     -             (604)
   Sale of installment loans                 353,175      264,758
   Receipts on installment receivables        28,632       38,250
     Cash provided by operating activities    31,022       67,835

Investing activities
  Additions to property, plant and
    equipment                               (26,460)     (15,575)
  Additions to manufactured housing
    communities                              (5,902)      (4,062)
  Other                                      (1,409)        (300)
   Cash used by investing activities        (33,771)     (19,937)

Financing activities
  Net repayments on short-term credit
    facilities                               (4,000)      (6,882)
  Issuance of notes and bonds payable        29,890        1,150
  Payments on notes and bonds               (31,485)     (36,940)
  Cash dividends                             (1,269)      (1,225)
  Distributions to S corporation
   shareholders                              (2,111)        (648)
  Proceeds from exercise of stock options       761          686
  Redemption of preferred stock                 -         (1,150)
   Cash used by financing activities         (8,214)     (45,009)

Net increase (decrease) in cash and
   cash equivalents                         (10,963)        2,889

Cash and cash equivalents
  Beginning of period                         16,974       28,236
  End of period                           $    6,011   $   31,125

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

           Notes to Consolidated Financial Statements
                           (Unaudited)

1.The consolidated financial statements reflect all adjustments, which included only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.On June 30, 1995 Oakwood Homes Corporation ("Oakwood") completed its business combination with Destiny Industries, Inc. ("Destiny") by issuing 925,000 shares of its common stock in exchange for all the outstanding common stock of Destiny. The business combination has been accounted for as a pooling of interests, and accordingly the accompanying financial statements reflect the combined results of operations and financial position of Oakwood and Destiny for all periods presented.

  Prior to the merger, Destiny was a Subchapter S corporation, and accordingly its results of operations were includable in the income tax returns of its former shareholders. The pro forma financial information set forth in the consolidated statements of income reflects, on a pro forma basis, a provision for income taxes and net income assuming Destiny's results of operations had been included in Oakwood's income tax returns for all periods presented.

  Because earnings per share computed on the basis of historical net income would not reflect income taxes attributable to Destiny's earnings, historical earnings per share amounts are not meaningful and accordingly have been omitted. Pro forma earnings per share have been computed on the basis of pro forma net income.

3.The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $92 million at June 30, 1995. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $57 million at June 30, 1995.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion includes the results of operations of Destiny Industries, Inc. for all periods presented. See Note 2 to the Consolidated Financial Statements.

                      RESULTS OF OPERATIONS


Three months ended June 30, 1995 compared to three months ended
June 30, 1994

  The following table summarizes certain key statistics for the quarters ended June 30, 1995 and 1994 :
                                               1995      1994

Retail sales dollar volume (in millions)      $155.2    $112.7
Wholesale sales dollar volume (in millions)     46.0      53.4
Other sales - principally relating to
 communities (in millions)                       3.0       2.6
Total sales dollar volume (in millions)        204.2     168.7
Gross profit % - integrated operations          29.6%     30.3%
Gross profit % - wholesale operations           19.1%     17.9%
New units sold - retail                        4,832     3,742
Used units sold - retail                         476       439
New units sold - wholesale                     1,740     2,106
Average new single-section sales price -
 retail                                      $26,200   $24,100
Average new multi-section sales price -
 retail                                      $46,300   $43,200
Average new home sales price - wholesale     $26,500   $25,400
Weighted average retail sales centers            186       140
New retail unit sales per sales center          26.0      26.7


     Retail sales dollar volume increased 38%, reflecting a 29% increase in new unit volume and increases of 9% and 7% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 33% increase in the weighted average number of sales centers open during the period, while average new unit sales per sales center decreased 3%. In the first nine months of fiscal 1995, the Company opened or acquired 36 new sales centers (including five in the third quarter) compared to 27 sales centers in the first nine months of fiscal 1994 (including nine in the third quarter).

     Total new retail sales dollars at sales centers open more than one year rose 8% in the quarter, while same store unit sales increased 1%. The year-over-year same store sales comparison improved from the second quarter. The Company introduced several new homes at price points on the low end of the Company's traditional range of product offerings in an effort to ensure that the Company's products are responsive to consumer needs.

     The increase in the average new unit retail sales price reflects increases in the cost of certain raw materials and price increases implemented to recover increased costs associated with new wind and thermal standards adopted by the Department of Housing and Urban Development during calendar 1994. In addition, sales in the Southwest, where the average home size is somewhat larger than in the Southeast, comprised 39% of total new manufactured housing sales dollars in the third quarter of 1995 compared to 29% last year.

     Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 14%, reflecting a 17% decrease in unit volume offset by a 4% increase in the average selling price. The decline in wholesale unit volume is due to a softer market in the Pacific Northwest compared to last year, as a result of increased industry capacity and reduced demand for the relatively high price point products traditionally manufactured by Golden West as a result of increases in interest rates. In late March 1995, Golden West introduced several new home models at price points lower than those traditionally targeted by Golden West in order to broaden its product line, to lessen its dependence on higher end homes and to increase the attractiveness of exclusive dealer arrangements. In addition, Destiny's single-section unit volume declined 25% from 1994, while the average single-section selling price increased 29%. During the third quarter of fiscal 1994 Destiny produced a large number of park model homes (which typically contain less than 400 square feet of living space and which are not designed for year-round habitation) which wholesale for between $5,000 and $6,000 per unit. Because of improving conditions in Destiny's markets, Destiny did not produce park models in the third quarter of fiscal 1995, focusing instead on traditional manufactured housing products which carry higher gross margins.

     In addition, sales to independent dealers have declined as the Company increases its utilization of Golden West and Destiny manufactured product to source Company owned retail sales centers. During the quarter ended June 30, 1995, Golden West and Destiny shipped 158 homes to Oakwood sales centers; these shipments are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing Company owned retail centers in Golden West and Destiny markets, the decline in sales to wholesale dealers will continue.

     Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company, including the manufacturing gross profit earned by Golden West and Destiny on its sales to the Oakwood retail organization. Gross profit margin - integrated operations was 29.6% in the current period compared to 29.4% in the second quarter and 30.3% in the third quarter last year. The decrease from last year reflects a slight decline in gross margins at retail, which decreased to 23.5% from 23.6% in the third quarter last year and from 23.8% in the second quarter of fiscal 1995, as well as effects of starting up new manufacturing facilities. Approximately 77% of the total new unit retail sales volume was manufactured by the Company in the third quarter of fiscal 1995, compared to 75% in the third quarter one year ago. However, because of manufacturing inefficiencies associated with plant start-ups, production sourced from new plants had virtually no positive impact on consolidated gross margins. To the extent production levels at new manufacturing facilities increase at a faster rate than new unit sales, and manufacturing costs at new plants can be controlled, margins should increase as retail unit sales are increasingly sourced from Company owned manufacturing facilities. During the current period, the Company's five North Carolina plants operated at or near capacity while production levels at the Company's four new manufacturing facilities increased to 47% of capacity for the quarter, up from 34% in the second quarter and 20% in the first quarter.

     Wholesale gross profit margins increased to 19.1% in the current quarter from 17.9% last year, primarily due to Destiny's shift away from low margin park models, a reduction in Golden West's product liability, property and workers' compensation insurance costs and reduced costs for certain materials and components resulting from taking advantage of Oakwood's purchasing power with certain vendors. These savings were partially offset by the effects of a shift in Golden West's product mix toward lower price point homes which typically carry lower margins, inefficiencies at Golden West's Sacramento plant (which was sold during the quarter as more fully described below) and start-up costs incurred in preparation for a plant expansion at the Albany, Oregon, facility. During the third quarter of fiscal 1995, Golden West's Albany plant operated at approximately 90% of capacity, as compared to full capacity in the third quarter of fiscal 1994. The decline in utilization reflects the softening dealer demand discussed above. However, the introduction of products at new price points contributed to an improvement in plant utilization from the second quarter, and the plant currently is running at capacity. Management expects to begin production at a new line in Albany during the fourth quarter which will increase the plant's capacity by approximately 40%. The Company intends to use the new line to produce homes which sell at lower price points than those traditionally manufactured in Oregon. Utilization at the Perris, California plant increased during the quarter to 69% from 56% last year, principally as the result of producing new models for Oakwood retail centers.

     Financial services income, which consists primarily of interest income on installment sale contracts retained by the Company, loan servicing fees and earnings on the Company's retained interests in REMIC securitizations accounted for as sales of receivables, increased 24% to $18.8 million from $15.1 million last year. Financial services income is not increasing proportionately with the increase in the Company's installment sale contract servicing portfolio because the Company's REMIC securitizations since fiscal 1993 have been structured as sales of receivables rather than as collateralized borrowings. The effect on the financial statements of this structural change is to cause the Company's earnings on the retained interests in REMICs structured as sales of receivables to be included as a single amount within financial services income, as compared to presenting interest income on the installment sale contracts conveyed to the REMIC as interest income and interest expense on REMIC interests purchased by investors as interest expense in the consolidated statement of income. Structuring REMIC securitizations as sales of receivables will cause slower rates of growth in interest income and interest expense compared to that which would occur if such securitizations were structured as collateralized borrowings. In addition, income from retained REMIC interests is increasing more slowly than would otherwise be the case because the Company generally is selling a larger share of the interests in its REMICs in the current year than in prior years. See Liquidity and Capital Resources below. Credit sales represented approximately 88% and 83% of the Company's retail unit volume in fiscal 1995 and 1994, respectively. The Company's credit subsidiary captured approximately 91% of loan originations in the third quarter of fiscal 1995 compared to 93% in the prior year period.

     The majority of the 55% increase in other income is related to increased insurance commissions resulting from the overall increase in unit sales.

     Non-financial services selling, general and administrative expenses rose to 22.7% of net sales compared to 21.0% of net sales last year. Non-financial selling, general and administrative expenses in 1995 include a one-time charge of $1.2 million ($738,000 after tax, or $.03 per share) for costs associated with the sale during the quarter of Golden West's Sacramento, California, facility and costs resulting from staffing and overhead reductions at Golden West's Santa Ana, California, headquarters. Non-financial selling, general and administrative expenses also includes a one-time charge of $150,000 ($.01 per share) for costs associated with the Destiny merger. Excluding the one-time items, non-financial selling, general and administrative expenses rose 28% to 22.1% of net sales from 21.0% last year. These costs increased disproportionately to sales as a result of increased accruals for long-term management incentive compensation payable based upon the level of Company profitability for fiscal 1994 through 1996, costs associated with the Company's ongoing business process reengineering projects, and increased headcount levels, particularly in the management information systems, human resources and internal audit areas. Financial services costs rose 69% on a 42% increase in the average number of loans serviced during the period and a 66% increase in total credit application volume. This somewhat disproportionate growth in costs is largely due to increased headcount in the credit and collections areas as the Company positions itself to remain ahead of the curve in terms of staffing levels and training in advance of portfolio volume growth.

     The provision for losses on credit sales increased 27% over the prior period. The Company provides for estimated future losses on current period retail credit sales financed by the Company. The amounts provided are based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the installment sale contract portfolio. Accordingly, the provision for losses on credit sales is not necessarily directly related to current period sales. Repossessions as a percentage of the average number of contracts outstanding on an annualized basis were 3.21% in fiscal 1995 and 3.12% in fiscal 1994.

     Non-financial services interest expense increased 120% from $295,000 to $648,000 due to interest expense associated with the Fort Morgan, Colorado manufacturing plant, interest on $12 million of permanent financing closed during the second quarter relating to other new manufacturing facilities and interest costs associated with the purchase of a corporate aircraft.

     Financial services interest expense includes interest expense associated with long-term debt secured by installment sale contracts and interest associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense increased 5% due to higher interest expense associated with short-term borrowings which was not fully offset by a decrease in interest expense on declining and retired long-term debt balances. The increase in short-term interest expense reflects higher average outstanding balances on the lines of credit due to the significant increase in loan volume, as well as higher short-term interest rates. Long-term financial services interest expense is expected to continue to decline as the Company retires its outstanding debt secured by installment sale contracts.

     The Company's effective income tax rate was 38.5% in fiscal
1995 compared to 37.6% in fiscal 1994. The increase in the effective tax rate is due primarily to higher state income taxes.

Nine months ended June 30, 1995 compared to nine months ended
June 30, 1994

  The following table summarizes certain key statistics for the nine months ended June 30, 1995 and 1994 :
                                               1995      1994

Retail sales dollar volume (in millions)      $372.5    $267.3
Wholesale sales dollar volume (in millions)    142.4     146.8
Other sales - principally relating to
 communities (in millions)                       7.8       5.5
Total sales dollar volume (in millions)        522.7     419.6
Gross profit % - integrated operations          29.4%     30.5%
Gross profit % - wholesale operations           18.0%     16.9%
New units sold - retail                       11,654     9,182
Used units sold - retail                       1,439     1,175
New units sold - wholesale                     5,540     5,904
Average new single-section sales price
 - retail                                    $25,700   $23,600
Average new multi-section sales price
 - retail                                    $46,200   $42,200
Average new home sales price - wholesale     $25,700   $24,900
Weighted average sales centers                   174       133
New unit sales per sales center                 67.0      69.0


     Retail sales dollar volume increased 39%, reflecting a 27% increase in new unit volume and a 9% increase in the average new unit sales price of both single-section and multi-section homes. New unit volume rose primarily due to a 31% increase in the weighted average number of sales centers open during the period. Average new unit sales per sales center decreased slightly with the addition of 36 new sales centers during the period compared to 27 centers in 1994. New sales centers typically require a period of several months to reach normalized unit sales levels. Management believes that the increased number of immature new Company owned sales centers, an increased number of competitors at retail, and the siting of many new sales centers in markets which, although attractive, are unlikely to duplicate the performance of markets targeted in earlier years, are the principal causes of the decline in average new unit sales per sales center.

     Total new retail sales dollars at sales centers open more than one year rose 6% in the period, while same store unit sales were down 2%. The weakness in same store unit sales was primarily related to the focus on sales center expansion, particularly in the first and second quarters, as well as increased competitive pressures discussed above.

     The increase in the average new unit sales price reflects increases in the cost of certain raw materials and price increases implemented to recover increased costs associated with new wind and thermal standards adopted by the Department of Housing and Urban Development. Sales in the Southwest, where the average home size is somewhat larger than in the Southeast, comprised 38% of total new manufactured housing sales dollars in 1995 compared to 26% last year.

     Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) decreased 3%, reflecting a 6% decrease in unit volume, offset by a 3% increase in the average selling price. This decline in unit volume is primarily related to Destiny's shift in product mix away from park models and decreased backlog in the Pacific Northwest coupled with the increase in utilization of Golden West and Destiny product to source Company owned sales centers as discussed above in the quarterly results section.

     Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margins - integrated operations declined to 29.4% in the current period from 30.5% in the prior year. The reduction in gross margins reflects the effects of starting up new manufacturing facilities and a reduction in the percentage of new homes sold at retail manufactured by Company owned plants, as well as the results of certain relatively new sales centers where gross margins attained at retail did not meet expectations. Management has provided additional training of retail personnel in the affected markets in order to improve retail margins in those areas and also implemented a new prospect tracking and follow-up program in the second quarter. Approximately 75% of the total new unit retail sales volume was manufactured by the Company in the first nine months of fiscal 1995 compared to 76% in 1994. To the extent production levels at new manufacturing facilities during the balance of the year increase at a faster rate than new unit sales, margins should increase as retail unit sales are increasingly sourced from Company owned manufacturing facilities.

     Wholesale gross profit margins increased to 18.0% in the current period from 16.9% last year. The increase in margins over the prior year is primarily due Destiny's change in product mix as discussed above and reductions in Golden West's insurance and materials costs, as well as a one-time favorable premium adjustment in the second quarter. These improvements were partially offset by the effects of a shift in product mix at Golden West towards less expensive homes which are typically ordered with fewer high margin option packages and start up costs associated with bringing new capacity on line at Albany. During the first nine months of fiscal 1995, Golden West's Albany, Oregon plant operated at approximately 92% of capacity, as compared to full capacity for the same period in the prior year. The decline in utilization reflects the softening dealer demand discussed above. Utilization at Golden West's Perris, California increased during the period to 63% from 49% last year, principally due to the production of new models for Oakwood retail sales centers, including lower priced multi-sections introduced in January 1995.

     Financial services income, which consists primarily of interest income on installment sale contracts retained by the Company, loan servicing fees and earnings on the Company's retained interests in REMIC securitizations accounted for as sales of receivables, increased 15% to $51.3 million from $44.5 million last year. Credit sales represented approximately 86% and 85% of the Company's retail unit volume in fiscal 1995 and 1994, respectively. The Company's credit subsidiary captured approximately 92% of loan originations in the first nine months of fiscal 1995 compared to 94% in 1994.

     The majority of the 42% increase in other income is related to increased insurance commissions resulting from the overall increase in unit sales.

     Total selling, general and administrative expenses increased 32% from $95.1 million (20.1% of revenues) in fiscal 1994 to $125.3 million (21.4% of revenues) in fiscal 1995. Exclusive of the one-time charges described in the quarterly discussion above, non-financial selling, general and administrative expenses rose 29% to 22.1% of net sales compared to 21.3% of net sales last year. This increase is due to costs associated with new sales centers which have not yet achieved normal revenue levels, general and administrative expenses associated with the four new manufacturing plants, increased accruals for long-term management incentive compensation, costs associated with ongoing reengineering projects and increased headcount (as more fully described in the quarterly discussion above). Financial services costs rose 45% on a 44% increase in the average number of loans serviced during the period and a 51% increase in total credit application volume.

     The provision for losses on credit sales increased 14% over the prior period. As described in the discussion of third quarter results above, the provision for losses on credit sales is not necessarily directly related to current period sales. Repossessions as a percentage of the average number of contracts outstanding on an annualized basis were 3.11% in fiscal 1995 and 3.04% in fiscal 1994.

     Non-financial services interest expense rose 99% from $836,000 to $1,662,000 due to interest costs associated with second quarter capital expenditures as described in the discussion of the third quarter's results above.

     Financial services interest expense decreased because the Company is now structuring its REMIC securitizations as sales of receivables instead of as collateralized borrowings. Financial services interest expense is expected to continue to decline as the Company retires its outstanding debt secured by installment sale contracts.

     The Company's effective income tax rate was 38.4% in fiscal
1995 compared to 37.3% in fiscal 1994 (excluding in 1994 a $214,000 reduction in income tax expense arising from the adoption of Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes" ). The increase in the effective tax rate is primarily due to higher state income taxes.

                 LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial position at June 30, 1995 reflects the normal seasonal increase in inventories in preparation for the typically strong fourth quarter selling season. In addition, the Company's retail expansion has resulted in an increased investment in inventories. The increase in inventories since September 30, 1994 reflects stocking levels at the 36 new sales centers opened during the first nine months, normal seasonal patterns at sales centers open at year end, manufacturing inventories at new plants and an increase in unit costs principally due to costs of complying with HUD wind and thermal standards and a shift in product mix to higher end homes, primarily in the Southwest. Short-term borrowings principally reflect outstanding advances on the Company's warehouse line of credit used to finance installment sale contracts prior to securitization or other permanent financing.

     Receivables, which consist principally of installment sale contracts and retained interests in REMIC securitizations, decreased primarily as a result of the Company's structuring of installment sale contract securitizations as sales of receivables rather than as collateralized borrowings. During the nine months ended June 30, 1995, the Company originated approximately $334 million of installment sale contracts and sold approximately $353 million of installment sale contracts via REMIC securitizations and GNMA pools. The Company retained an average 1.5% interest in the REMIC securitizations completed during the first nine months of fiscal 1995. Management believes that financing for installment sale contracts remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every four months.

     During the third quarter, the Company renegotiated its installment loan warehouse facility, increasing the available line from $110 million to $130 million and reducing the interest rate from LIBOR plus 1.625% to LIBOR plus 1%. The Company has also renegotiated its line of credit secured by inventory, increasing the line to $75 million from $50 million and also decreasing the interest rate to LIBOR plus 1% from LIBOR plus 1.75%. Management believes that the availability of permanent financing for installment sale contracts, the Company's short-term credit facilities and cash generated by operations are sufficient to provide for the Company's short-term liquidity needs.

     Management currently believes that it can obtain the cash it needs to continue its planned expansion through internally generated funds. However, the Company continues to monitor the credit and equity markets and evaluate the sources and costs of the long-term capital required to finance the demands of both planned expansion and higher operating levels within existing operations. The Company will seek to raise additional equity or long-term debt based upon anticipated business demands, management's assessment of existing and future conditions in the capital markets, and management's assessment of the appropriate components of the Company's capital structure. In order to maintain maximum flexibility in the timing of any acquisition of permanent or long-term financing, the Company intends to focus on maintaining its short-term liquidity. As a consequence, the Company has generally been selling a larger portion of its REMIC securitizations in the current year than in prior years, and may decrease the level of its retained interests in both future and past securitizations.

 PART II.   OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

        a)    Exhibits

              (4)  Agreement to Furnish Copies of
                   Instruments with Respect
                   to Long-term Debt

              (11) Statement re Computation of Earnings Per Share

              (27.1) Financial Data Schedule for the quarter ended June 30,
                     1995 (filed in electronic format only)

              (27.2) Restated Financial Data Schedule for the fiscal year ended September 30, 1995 (filed in electronic format only)

              (27.3) Restated Financial Data Schedule for the quarter ended
                     December 31, 1994 (filed in electronic format only)

              (27.4) Restated Financial Data Schedule for the quarter ended
                     March 31, 1995 (filed in electronic format only)

        b)    Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended June 30, 1995.

          Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

           OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                           SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  August 10, 1995


                                 OAKWOOD HOMES CORPORATION




                                BY: s/ Douglas R. Muir
                                    Douglas R. Muir
                                    Senior Vice President
                                    (Chief Accounting Officer)
                                    (Duly Authorized Officer)

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            EXHIBITS

                            ITEM 6(a)

                            FORM 10-Q

                        QUARTERLY REPORT


 For the quarter ended                      Commission File Number
 June 30, 1995                                      1-7444


                    OAKWOOD HOMES CORPORATION
                          EXHIBIT INDEX

 Exhibit No.                     Exhibit Description

  4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt (page 19 of the sequentially numbered pages)

  11                    Statement re Computation of Earnings Per
                        Share (page 20 of the sequentially numbered pages)

  27.1 Financial Data Schedule for the quarter ended June 30, 1995 (filed in electronic format only)

  27.2 Restated Financial Data Schedule for the fiscal year ended September 30, 1994 (filed in electronic format only)

 27.3 Restated Financial Data Schedule for the quarter ended December 31, 1995 (filed in electronic format only)

 27.4 Restated Financial Data Schedule for the quarter ended March 31, 1995 (filed in electronic format only)