Form 10-K
period 1995-09-30
OAKWOOD HOMES CORP
filed 1995-12-28
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange on
  Title of Each Class                             Which Registered
  -------------------                             ----------------

Common Stock, Par Value                     New York Stock Exchange, Inc.
     $.50 Per Share

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $.50 Per Share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      The aggregate market value of shares of the Registrant's $.50 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of December 1, 1995 was $875,394,271.

      The number of issued and outstanding shares of the Registrant's $.50 par value Common Stock, its only outstanding class of Common Stock, as of December 1, 1995 was 22,264,493 shares.

      The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                      Parts Into Which
      Incorporated Documents                            Incorporated
      ----------------------                            ------------

Annual Report to Shareholders for                     Parts I and II
  for the fiscal year ended
  September 30, 1995

Proxy Statement for Annual Meeting                    Parts I and III
  of Shareholders to be held
  January 31, 1996

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Item 1 - Business

      The  Registrant,  which was  founded in 1946,  designs,  manufactures  and markets manufactured homes and finances the majority of its sales. The Registrant operates five manufacturing plants in North Carolina, four in Georgia, three in Texas, and one each in California, Colorado, Oregon and Tennessee. The Registrant's manufactured homes are sold at retail through 198 Registrant owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 365 independent retailers located primarily in the western and southern United States. The Registrant also develops, manages and sells manufactured housing communities and earns commissions on insurance written for the Registrant's customers.

      On June 30, 1995, the Registrant acquired Destiny Industries, Inc. ("Destiny"), a manufacturer of manufactured homes headquartered in Georgia with four manufacturing facilities. Destiny sells its homes primarily through approximately 195 independent retailers located primarily in Georgia, Alabama, Mississippi, Florida and South Carolina as well as in nine other states. The Registrant has accounted for the Destiny acquisition as a pooling of interests. The information set forth in this Form 10-K reflects the acquisition of Destiny and includes information regarding the business and operations of Destiny.

Manufactured Homes

      The Registrant designs and manufactures several lines of homes, each with a variety of floor plans and decors. Each home contains a living room, dining area, kitchen, two, three or four bedrooms and one or two bathrooms, and is equipped with a range and oven, refrigerator, hot water heater and central heating. A large number of homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Registrant are sold under the registered trademarks "Oakwood," "Freedom," Golden West," "Villa West" and "Peachtree" and the tradenames "Victory," "Country Estate," "Bradbury," "Winterhaven," "Golden Villa," "First Place," "Omni," "Hyatt," "Command" and "Destiny."

      The Registrant's manufactured homes are constructed and furnished at the Registrant's manufacturing facilities and transported on wheels to the homesite. The Registrant's manufactured homes are generally occupied as permanent residences but can be transported on wheels to new homesites. The Registrant's homes are defined as "manufactured homes" under the United States Code, and formerly were defined as "mobile homes."

      The Registrant manufactures 14-foot and 16-foot wide single section homes and 24-foot and 28-foot wide multi-section homes consisting of two floors which are joined at the homesite. The Registrant also manufactures a limited number of multi-section homes consisting of three or four floors. The Registrant's homes range from 50 feet to 80 feet in length. The Registrant's single-section homes are sometimes placed on rental lots in communities of similarly constructed homes.

      The Registrant manufactures homes at sixteen plants located in Moultrie, Georgia (4); Richfield (2); Rockwell (2) and Pinebluff, North Carolina; Hillsboro (2) and Ennis, Texas; Perris, California; Albany, Oregon; Fort Morgan, Colorado; and Pulaski, Tennessee. In fiscal 1995, the Registrant added a production line at its Albany, Oregon facility as well as Destiny's four Georgia facilities. During fiscal 1995 the Registrant sold its Sacramento, California facility because of inadequate demand in that area.

      The Registrant purchases components and materials used in the manufacture of its homes on the open market and is not dependent upon any particular supplier. The principal raw materials purchased by the Registrant for use in the construction of its homes are lumber, steel, aluminum, galvanized pipe, insulating materials, drywall and plastics. Steel I-beams, axles, wheels and tires, roof and ceiling materials, home appliances, plumbing fixtures, furniture, floor coverings, windows, doors and decorator items are purchased or fabricated by the Registrant and are assembled and installed at various stages on the assembly line. Construction of the manufactured homes and the plumbing, heating and electrical systems installed in them must comply with the standards set by the Department of Housing and Urban Development ("HUD") under the National Manufactured Home Construction and Safety Standards Act of 1974. These standards were revised effective July 1, 1994 to require stricter wind load and set-up standards, especially with respect to homes sold in certain coastal and other areas which are commonly subject to severe wind conditions. HUD has also issued new thermal standards for manufactured housing, effective October 26, 1994, relating principally to insulation ratings and use of storm windows. See "Regulation."

      The Registrant furnishes to each purchaser of a new home manufactured by the Registrant a one or five year limited warranty against defects in materials and workmanship, except for equipment and furnishings supplied by other manufacturers which are frequently covered by the manufacturers' warranties.

Sales

      At September 30, 1995, the Registrant sold manufactured homes through 198 Registrant owned and operated sales centers located in 23 states primarily in the southeast and southwest. See "Manufactured Home Sales Centers" at page 15 herein. The Registrant opened

48 new sales centers and closed two sales centers in fiscal 1995. Each of the Registrant's sales centers is assigned Registrant-trained sales personnel. Each salesperson is paid a commission based on the gross margin of his or her sales, and each sales manager is paid a commission based on the profits of the sales center. These commissions may be reduced if certain operational objectives are not met.

      The Registrant operates its sales centers under the names Oakwood(R) Mobile Homes, Freedom Homes(R), Victory Homes and Golden Homes(R). At its sales centers, the Registrant sells homes manufactured by it as well as by other manufacturers. The Registrant uses purchases from independent manufacturers to supplement its manufacturing. In fiscal 1995, approximately 71% of the Registrant's total dollar volume of sales represented sales of new homes. Approximately 74% of the Registrant's retail sales of new homes were homes manufactured by the Registrant and 26% represented sales of new homes at retail manufactured by others. The Registrant has not had difficulty purchasing homes from independent manufacturers and believes an adequate supply of such homes is available to meet its needs.

      The Registrant also sells used homes acquired in trade-ins. At September 30, 1995, the Registrant's inventory of used homes was 728 homes as compared to 665 homes at September 30, 1994. Used homes in inventory do not include repossessed units.

      The Registrant also sells its homes to approximately 365 independent retailers located primarily in California, Oregon, Washington, Georgia, Alabama, Mississippi, Florida and South Carolina as well as in 17 other western and southern states. Sales to these independent retail dealers accounted for approximately 25% of the Registrant's total dollar volume of sales in fiscal 1995.

      During recent years, the Registrant has placed increased emphasis on the sale of multi-section homes. In fiscal 1995, the Registrant's retail sales of new multi-section homes were 28% of the total number of new homes sold at retail, as compared to 25% in fiscal 1994.

      The retail sales price for new single section homes sold by the Registrant in fiscal 1995 generally ranged from $12,000 to $45,000 with a mean sales price of approximately $25,900. The retail sales price of multi-section homes sold by the Registrant generally ranged from $24,000 to $77,000, with a mean sales price of approximately $46,500.

      The Registrant's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a substantial majority of the homes manufactured by the Registrant are sold directly to retail customers, the Registrant's backlog of orders is not material.

Retail Sales Financing

      A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 86% of the Registrant's retail unit sales in fiscal 1995 were financed by installment sale contracts arranged by the Registrant, each of which generally required a minimum 5% downpayment and provided for equal monthly payments generally over a period of seven to 25 years. In fiscal 1995, of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes, 92% were installment sales financed and warehoused by the Registrant for investment or later sale and 8% were installment sales financed by others without recourse to the Registrant. The remaining 14% of retail unit sales were paid for with cash. At September 30, 1995, the Registrant held installment sale contracts with a principal balance of approximately $413,777,000 and serviced an additional $787,454,000 principal balance of installment sale contracts the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts held by the Registrant are pledged to financial institutions as collateral for loans to the Registrant.

      The Registrant from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. There were no such purchases in fiscal 1995.

      The Registrant is responsible for the processing of credit applications with respect to customers seeking financing. The Registrant uses a credit scoring system, updated in fiscal 1995, to enhance its credit decision-making process. The most significant criteria in the system are the stability, income and credit history of the borrower. This system requires a minimum credit score before the Registrant will consider underwriting a contract. This system allows the Registrant the ability to standardize its credit-making decisions.

      The Registrant retains a security interest in any home it finances. In addition, the Registrant sometimes obtains a security interest in the real property on which a home is attached.

      The Registrant is responsible for all collection and servicing activities with respect to installment sale contracts it owns, as well as with respect to certain contracts which the Registrant originated and sold. The Registrant receives servicing fees with respect to installment sale contracts which it has sold but continues to service.

      The Registrant's ability to finance installment sale contracts is dependent on the availability of funds to the Registrant. The Registrant obtains funds to finance installment sale contracts primarily through sales of REMIC Trust certificates to institutional investors. During fiscal 1995, the Registrant sold $351,478,000 million of REMIC securities. The Registrant generally has no potential liability or credit exposure with respect to securitized contracts except for breaches of representations and warranties, to the extent of any retained interests in a REMIC or with respect to required servicer advances.

      The Registrant also obtains financing from loans insured by the FHA and VA. These installment sale contracts are permanently funded through the GNMA pass-through program, under which the Registrant issues obligations guaranteed by GNMA. During fiscal 1995, the Registrant issued approximately $11 million in obligations guaranteed by GNMA. Issuance of VA and FHA insured obligations minimizes the Registrant's exposure to losses on credit sales.

      The Registrant uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide collateral for long-term financing which is generally at fixed rates.

      The Registrant also provides permanent financing for certain of its homes sold by independent dealers. During fiscal 1995, the Registrant financed approximately $18 million of the retail unit sales of its homes by independent dealers. The Registrant expects to finance an increased percentage of such sales as it integrates recent acquisitions into its operations.

      In the past, the Registrant sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Registrant in the event of default by the buyer. The Registrant receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totalled $1,151,000 in fiscal 1995. The Registrant's contingent liability on installment sale contracts sold to financial institutions with full and limited recourse was approximately $95 million at September 30, 1995.

Retailer Financing

      Substantially all of the independent retailers who purchase homes from the Registrant finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution may require the Registrant to enter into a repurchase agreement with the financial institution under which the Registrant is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Registrant agrees to repurchase homes at declining prices over the period of the agreement (usually twelve months). At September 30, 1995, the Registrant estimates that its contingent liability under these repurchase agreements was approximately $52 million. The Registrant's losses under these arrangements have not been significant.

Delinquency and Repossession

      In the event an installment sale contract becomes delinquent, the Registrant, either as owner of the contract or as servicer, or any financial institution that may have purchased the contract with full recourse to the Registrant, normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. Thereafter the Registrant is required to repurchase the installment sale contract if it has been sold to a financial institution with full recourse. The Registrant, as owner or servicer, generally repossesses the home after payments have become 60 to 90 days delinquent if the Registrant is not able to work out a satisfactory arrangement with the customer. After repossession, the Registrant transports the home to a Registrant owned and operated sales center where the Registrant attempts to resell the home or contracts with an independent party to remarket the home. To a limited extent, the Registrant sells repossessed homes at wholesale.

      In an effort to minimize repossessions on contracts sold with full recourse, the Registrant monitors the servicing and collection efforts of many of the financial institutions to which the Registrant has sold installment sale contracts with full recourse. In addition, the Registrant performs the collection work on all installment sale contracts it has sold with recourse to three of its major purchasers of installment sale contracts. The Registrant is currently responsible for collection activities on approximately 63% of the installment sale contracts which it has sold to independent financial institutions with full recourse. The Registrant is paid a fee by the financial institutions for performing this service.

      The Registrant maintains a reserve for estimated credit losses on installment sale contracts owned by the Registrant or sold to third parties with full or limited recourse. The Registrant provides for losses on credit sales in amounts necessary to maintain the reserves at amounts the Registrant believes are sufficient to provide for future losses based on the Registrant's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1995, 1994 and 1993, as a result of expenses incurred due to defaults and repossessions,

$4,937,000, $4,339,000 and $3,328,000, respectively, was charged to the reserve for losses on credit sales. The Registrant's reserve for losses on credit sales at September 30, 1995 was $11,795,000, as compared to $14,623,000 at September 30, 1994 and $12,477,000 at September 30, 1993.

      In fiscal 1995, 1994 and 1993, the Registrant repossessed 1,824, 1,407 and 1,149 homes, respectively. The Registrant's inventory of repossessed homes was 425 homes at September 30, 1995 as compared to 375 homes at September 30, 1994 and 324 homes at September 30, 1993. The estimated net realizable value of repossessed homes in inventory at September 30, 1995 was $7,559,000. Information concerning repossessions includes homes repossessed as servicer.

      The Registrant's net losses resulting from repossessions on Registrant originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1995, 1994 and 1993 was 0.75%, 0.66% and 0.61%, respectively.

      At September 30, 1995 and September 30, 1994, delinquent installment sale contracts expressed as a percentage of the total number of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:

                        Total Number             Delinquency Percentage
                        of Contracts               September 30, 1995
                        ------------      -----------------------------------
                                          30 days   60 days   90 days   Total
                                          -------   -------   -------   -----

Registrant-serviced
  contracts.......         56,438(1)        1.2%      0.3%      0.6%    2.1%(2)

Contracts sold with
  full recourse
  and serviced
  by others.......          5,972           2.3%      0.5%      0.8%    3.6%



                        Total Number             Delinquency Percentage
                        of Contracts               September 30, 1994
                        ------------      -----------------------------------
                                          30 days   60 days   90 days   Total
                                          -------   -------   -------   -----

Registrant-serviced
  contracts.......         45,046(1)       1.1%      0.3%      0.6%     2.0%(2)

Contracts sold with
  full recourse
  and serviced
  by others.......          7,503          1.5%      0.3%      0.6%     2.4%

------------------

      (1)Excludes certain loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.

      (2)Includes servicing rights to acquired portfolios that were not originated by the Registrant and had not been serviced by the Registrant prior to its acquisition of the portfolios. The total delinquencies expressed as a percentage of all Registrant-originated and serviced contracts, exclusive of these portfolios, at September 30, 1995 was 2.0% and at September 30, 1994 was 1.6%.

      At September 30, 1995 and September 30, 1994, delinquent installment sale contracts expressed as a percentage of the total outstanding principal balance of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:

                        Total Value                Delinquency Percentage
                        of Contracts                 September 30, 1995
                        ------------      -----------------------------------
                                          30 days   60 days   90 days   Total
                                          -------   -------   -------   -----

Registrant-serviced
  contracts.......      $1,174,187,000(1)  1.1%      0.3%      0.6%     2.0%

Contracts sold with
  full recourse
  and serviced
  by others.......         $62,000,000     2.5%      0.5%      0.7%     3.7%



                        Total Value                Delinquency Percentage
                        of Contracts                 September 30, 1994
                        ------------      -----------------------------------
                                          30 days   60 days   90 days   Total
                                          -------   -------   -------   -----

Registrant-serviced
  contracts.......        $831,873,000(1)  1.0%      0.3%      0.6%     1.9%

Contracts sold with
  full recourse
  and serviced
  by others.......         $75,000,000     1.7%      0.3%      0.7%     2.7%

--------------

      (1)Excludes certain loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.

Insurance

      The Registrant acts as agent for certain insurance companies and earns commissions on homeowners insurance and credit life insurance written for its customers. The Registrant requires customers purchasing homes pursuant to installment sale contracts to have homeowners insurance until the principal balance of the contract is paid. In fiscal 1995, 80% of the Registrant's customers obtained homeowners insurance through the Registrant and 30% obtained credit life insurance through the Registrant. Historically, a substantial number of such customers have renewed these policies through the Registrant for which the Registrant receives renewal commissions. The Registrant's commissions may be increased based on the actual loss experience under homeowners policies written by the Registrant.

      The Registrant reinsures, through a subsidiary, substantially all of the credit life insurance written by it. The subsidiary's contingent liability is without recourse to the Registrant.

Manufactured Housing Communities

      The Registrant's manufactured housing communities offer residential settings for the Registrant's products. The Registrant attempts to achieve full occupancy at each of its rental communities and then considers a sale of the community.

      The Registrant owns manufactured housing rental communities in Augusta, Georgia; Winchester, Virginia; Zephyrhills, Florida; Lima, Ohio; Springfield, Missouri; Conway, South Carolina; and Tyler, Texas.

      The Registrant has under development or has developed four manufactured housing subdivisions at Calabash, Greensboro, Hendersonville and Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course included in the property. In these subdivisions, homes and lots are sold together.

      The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located at Deltaville, Virginia.

Competition

      The manufactured housing industry is highly competitive with particular emphasis on price, financing terms and features offered. There are numerous retail dealers and financing sources in most locations where the Registrant conducts retail operations. Several of these financing sources are larger than the Registrant and have greater financial resources. There are numerous firms producing manufactured homes in the Registrant's market area, many of which are in direct competition with the Registrant. Several of these manufacturers, which generally sell their homes through independent dealers, are larger than the Registrant and have greater financial resources.

      The Registrant believes that its vertical integration gives it a competitive advantage over many of its competitors. The Registrant competes on the basis of reputation, quality, financing ability, service, features offered and price.

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

Regulation

      A variety of laws affect the financing of manufactured homes by the Registrant. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sale contracts eligible for inclusion in the GNMA Program are subject to the credit underwriting requirements of the FHA or VA. A variety of state laws also regulate the form of the installment sale contracts and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts. The sale of insurance products by the Registrant is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

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

      The Registrant's manufacture of homes is subject to the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development ("HUD") promulgated regulations under this Act establishing comprehensive national construction standards covering many aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection. A HUD designated inspection agency regularly inspects the Registrant's manufactured homes for compliance during construction. The Registrant believes the homes it manufactures comply with all present HUD requirements. HUD promulgated new regulations, effective July 1, 1994, relating to wind loads and set-up requirements, particularly with respect to homes sold in areas commonly subject to severe wind conditions. HUD has also issued new thermal standards for manufactured housing, effective October 26, 1994, relating principally to insulation ratings and use of storm windows.

      Bonneville Power, a public electrical utility operating in all or part of several western states, has agreements with utilities in Oregon, Washington, western Idaho and western Montana which provide producers of manufactured housing with a subsidy of $1,500 for each manufactured home meeting the energy efficiency standards of the Manufactured Housing Acquisition Program ("MAP"). The Registrant currently constructs all of its manufactured homes sold in areas served by Bonneville Power in accordance with MAP. MAP is scheduled to terminate in 1996.

      The transportation of manufactured homes on highways is subject to regulation by various Federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and housing regulations.

Financial Information About Industry Segments

      Financial information for each of the three fiscal years in the period ended September 30, 1995 with respect to the Registrant's manufactured home operations and retail sales financing operations are incorporated herein by reference to page 35 of the Registrant's 1995 Annual Report to Shareholders.

Employees

      At September 30, 1995, the Registrant employed 5,195 persons, of which 1,784 were engaged in sales and service, 2,839 in manufacturing and 572 in executive, administrative and clerical positions.

Item 2 - Properties

Offices

      The Registrant leases executive office space in Greensboro, North Carolina. The Registrant also owns two office buildings located in two adjacent three-story buildings in Greensboro, North Carolina. This facility is situated on a tract of approximately two acres. Because of its growth, the Registrant is constructing a new executive office building on property it owns in the Greensboro, North Carolina area. The Registrant also leases office space in Texas, California and Arizona.

Manufacturing Facilities

      The location and ownerships of the Registrant's production facilities are as follows:

                                       Owned/
            Location                   Leased
            --------                   ------

Richfield, North Carolina              Owned

Richfield, North Carolina              Owned

Rockwell, North Carolina               Owned

Rockwell, North Carolina               Owned

Pinebluff, North Carolina              Owned

Moultrie, Georgia                      Owned

Moultrie, Georgia                      Owned

Moultrie, Georgia                      Owned

Moultrie, Georgia                      Owned

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

      The land and buildings at these facilities were subject to mortgages with an aggregate balance of $21,452,000 at September 30, 1995.

      The Registrant's manufacturing facilities are generally one story metal prefabricated structures. The Registrant believes its facilities are in good condition.

      Based on the Registrant's normal manufacturing schedule of one shift per day for a five-day week, the Registrant believes that its sixteen plants have the capacity to produce approximately 40,875 floors annually, depending on product mix. During fiscal 1995, the Registrant manufactured 31,149 floors at its plants. The Registrant's Texas, Colorado and Tennessee facilities operated significantly below capacity during the year because of plant start-ups. The Registrant completed expansion of its Albany, Oregon facility during the fiscal year which will add to that facility's capacity.

Manufactured Home Sales Centers

      The Registrant's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Registrant operated 198 sales centers at September 30, 1995 located in 23 states distributed as follows: North Carolina (58), Texas (35), South Carolina (19), Virginia (15), Tennessee (14), Kentucky (7), Missouri (6), Arizona (5), Arkansas (5), New Mexico (5), Kansas (4), Alabama (3), Colorado
(3), Delaware (3), Georgia (3), West Virginia (3), Idaho (2), Mississippi (2), Oklahoma (2), California (1), Louisiana (1), Ohio (1) and Washington (1).

      Twenty-seven sales centers are on property owned by the Registrant and the other locations are leased by the Registrant for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Registrant during the year ended September 30, 1995 for the leased sales centers totalled approximately $4,727,000.

Manufactured Housing Communities

      The Registrant owns and manages manufactured housing rental communities at the following locations with the acreage and number of rental spaces indicated:

                                              Total
                                             Spaces     Spaces
Location of Community               Acres   Planned   Completed
---------------------               -----   -------   ---------

Augusta, Georgia                      151     326        186
Winchester, Virginia                  169     550        180
Zephyrhills, Florida                  128     662        214
Lima, Ohio                             58     274         --
Springfield, Missouri                  90     291        133
Conway, South Carolina                110     305        158
Tyler, Texas                          238     582        265

      The Registrant has under development or has developed manufactured housing subdivisions at the following locations and with the acreage and number of lots indicated:
                                                                   Lots
Location of Community                           Acres             Planned
---------------------                           -----             -------

Calabash, North Carolina                          33                152
Greensboro, North Carolina                        69                115
Hendersonville, North Carolina                    71                296
Pinehurst, North Carolina                        237                256

      The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. At September 30, 1995, this property was subject to a mortgage with a total balance of $1,017,000.

Item 3 - Legal Proceedings

      The Registrant is a defendant in a number of suits which are incidental to the conduct of its business.

Item 4 - Submission of Matters to a Vote of Security Holders

      Not applicable.

Separate Item - Executive Officers of the Registrant

      Information as to executive officers of the Registrant who are directors and nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held January 31, 1996. Information as to the executive officers of the Registrant who are not directors or nominees is as follows:

Name                          Age         Information About Officer
----                          ---         -------------------------

Larry T. Gilmore              54          Executive Vice President - Con-
                                          sumer Finance and chief operat-
                                          ing officer of Oakwood Accep-
                                          tance Corporation (the Regis-
                                          trant's finance subsidiary)
                                          since 1994; Vice President and
                                          Chief Operating Officer of Oak-
                                          wood Acceptance Corporation
                                          1991-1994; Vice President, Van-
                                          derbilt Mortgage & Finance,
                                          Inc. (financier of manufactured
                                          homes) 1988-1991.

Thomas D. Cross               41          Executive Vice President - Man-
                                          ufacturing since 1995; Director
                                          of Sales -- Fleetwood Homes of
                                          Georgia, Incorporated, 1992-
                                          1994; Sales Manager of
                                          Fleetwood Homes of Texas,
                                          Incorporated, 1991-1992. In
                                          1991, Mr. Cross filed
                                          individually under Chapter 7
                                          of the bankruptcy code for
                                          reorganization of his debts.

Douglas R. Muir               41          Senior Vice President and Sec-
                                          retary since 1994; Treasurer
                                          since 1993; Partner, Price Wa-
                                          terhouse LLP, 1988-1993.

Jeffrey D. Mick               43          Senior Vice President since
                                          1994; Controller since 1992;
                                          Executive Vice President - Op-
                                          erations/Distribution, Bren-
                                          dle's Incorporated (discount
                                          department store retailer),
                                          1990-1992.  In November 1992,
                                          Brendle's Incorporated filed
                                          for reorganization under Chap-
                                          ter 11 of the United States
                                          Bankruptcy Code.

Myles E. Standish             41          Senior Vice President and Gen-
                                          eral Counsel since 1995; Part-
                                          ner, Kennedy Covington Lobdell
                                          & Hickman, L.L.P. attorneys at
                                          law  since 1987.

J. Michael Stidham            42          Executive Vice President -
                                          Retail and chief operating of-
                                          ficer of Oakwood Mobile Homes,
                                          Inc. (the Registrant's retail
                                          sales subsidiary) since 1994;
                                          Vice President and Chief Oper-
                                          ating Officer of Oakwood Mobile
                                          Homes, Inc. 1992-1994; Vice
                                          President of Oakwood Mobile
                                          Homes, Inc., 1989-1992.

      All executive officers were elected to their current positions at annual meetings of the Board of Directors of the Registrant or its subsidiaries held on February 1, 1995, except Mr. Cross, who was elected to his current position on September 1, 1995 and Mr. Standish, who was elected to his current position on March 31, 1995. Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                    PART II

Items 5-8

      Items 5 and 7-8 are incorporated herein by reference to pages 13 to 36 of the Registrant's 1995 Annual Report to Shareholders and to the sections captioned Securities Exchange Listing and Number of Shareholders of Record on the inside back cover page of the Registrant's 1995 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net Sales," "Financial Services Income," "Endorsement Fees," "Insurance Commissions," "Other Income," "Net Income," "Per Share Data--Earnings-primary and Earnings-fully diluted," "Total Assets," "Notes and Bonds Payable" and "Per Share Data-Cash Dividends" for the five fiscal years ended September 30, 1995 on page 44 of the Registrant's 1995 Annual Report to Shareholders.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.


                                   PART III

Items 10-13

      Items 10-13 are incorporated herein by reference to the sections captioned Principal Holders of the Common Stock and Holdings of Management, Election of Directors, Compensation Committee Interlocks and Insider Participation, Executive Compensation, Compensation of Directors, Employment Contracts, Termination of Employment and Change in Control Arrangements and Compliance with
Section 16(a) of Securities Exchange Act of 1934 of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held January 31, 1996 and to the separate item in Part I of this Report captioned Executive Officers of the Registrant.

                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

      (a) Financial Statement Schedules. See accompanying Index to Financial Statement Schedules.

      (b)   Exhibits.

            3.1 Restated Charter of the Registrant dated January 25, 1984 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

            3.2 Amendment to Restated Charter of the Registrant dated February 18, 1988 (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1988)

            3.3 Amendment to Restated Charter of the Registrant dated April 23, 1992 (Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

            3.4 Amended and Restated Bylaws of the Registrant adopted February 1, 1995 (Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

            4.1 Shareholder Protection Rights Agreement between the Registrant and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

            4.2 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (Exhibit 4.3 to the Registrant's Annual Report on Form 10-k for the year ended September 30, 1994)

      *    10.1     Form  of   Disability   Agreement   (Exhibit   10.1  to  the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      *    10.2     Schedule identifying omitted Disability Agreements which are substantially identical to the Form of Disability Agreement and payment schedules under Disability Agreements (Exhibit
                    10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      *    10.3     Form  of   Retirement   Agreement   (Exhibit   10.3  to  the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      *    10.4     Schedule identifying omitted Retirement Agreements which are substantially identical to the Form of Retirement Agreement and payment schedules under Retirement Agreements (Exhibit
                    10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      *    10.5     Oakwood Homes  Corporation 1985  Non-Qualified  Stock Option
                    Plan (Exhibit 10.1 to the Registrant's Annual Report on Form
                    10-K for the fiscal year ended September 30, 1985)

            10.6 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986)

      *     10.7    Oakwood Homes  Corporation 1981 Incentive Stock Option Plan,
                    as amended and restated  (Exhibit  10.1 to the  Registrant's
                    Annual  Report  on Form  10-K  for  the  fiscal  year  ended
                    September 30, 1987)

      *     10.8    Oakwood  Homes   Corporation  and  Designated   Subsidiaries
                    Deferred Income Plan for Key Employees  (Exhibit 10.2 to the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

      *     10.9    Form  of   Employment   Agreement   (Exhibit   10.4  to  the
                    Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

      *     10.10   Schedule identifying omitted Employment Agreements which are substantially  identical to the Form of Employment Agreement
                    (Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

            10.11 Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Registrant's Form S-2 filed on April 13, 1991)

      *     10.12   Oakwood 1990 Long Term Performance Plan, as amended (Exhibit
                    4 to the Registrant's Registration Statement on Form S-8, filed on August 3, 1992)

      *     10.13   Amended and Restated Executive Retirement Benefit Employment
                    Agreement  between the Registrant and Nicholas J. St. George
                    (Exhibit  10.21 to the  Registrant's  Annual  Report on Form
                    10-K for the fiscal year ended September 30, 1992)

      *     10.14   Amended and Restated Executive  Disability Benefit Agreement
                    between the Registrant  and Nicholas J. St. George  (Exhibit
                    10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

      *     10.15   Executive  Retirement Benefit  Employment  Agreement between the  Registrant  and A.  Steven  Michael  (Exhibit 10 to the
                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

      *     10.16   Amendment  to  1990  Oakwood  Long  Term   Performance  Plan
                    (Exhibit 10.1 to the  Registrant's  Quarterly Report on Form
                    10-Q for the quarter ended March 31, 1993)

      *     10.17   Amendment  No.  1  to  the  Oakwood  Homes  Corporation  and
                    Designated   Subsidiaries   Deferred  Income  Plan  for  Key
                    Employees (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

      *     10.18   Form   of   Oakwood   Homes   Corporation   and   Designated
                    Subsidiaries   Deferred   Compensation   Agreement  for  Key
                    Employees (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

      *     10.19   Form of First Amendment to Employment  Agreement between the
                    Registrant  and each of Nicholas J. St. George and A. Steven
                    Michael (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      *     10.20   First Amendment to Amended and Restated Executive Retirement
                    Benefit  Employment  Agreement  between the  Registrant  and
                    Nicholas J. St.  George  (Exhibit  10.2 to the  Registrant's
                    Quarterly Report on Form 10-Q for the quarter ended December
                    31, 1993)

      *     10.21   First Amendment to Executive  Retirement  Benefit Employment
                    Agreement  between the Registrant and Robert D. Harvey,  Sr.
                    (Exhibit 10.3 to the Regi- strant's Quarterly Report on Form
                    10-Q for the quarter ended December 31, 1993)

      *     10.22   First Amendment to Executive  Retirement  Benefit Employment
                    Agreement  between  the  Registrant  and A.  Steven  Michael
                    (Exhibit 10.4 to the  Registrant's  Quarterly Report on Form
                    10-Q for the quarter ended December 31, 1993)

      *     10.23   First Amendment to Amended and Restated Executive Disability
                    Benefit  Agreement  between the Regis- trant and Nicholas J.
                    St.  George  (Exhibit  10.5  to the  Registrant's  Quarterly
                    Report on Form 10-Q for the quarter ended December 31, 1993)

      *     10.24   Form of Executive  Retirement  Benefit Agreement between the
                    Registrant  and  each of  James D.  Cast-  erline,  Larry T.
                    Gilmore, C. Michael Kilbourne,  J. Michael Stidham and Larry
                    M. Walker (Exhibit 10.7
                    to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      *     10.25   Schedule  identifying  omitted Executive  Retirement Benefit
                    Employment Agreements which are substan- tially identical to the Form of Executive Retire- ment Benefit Agreement in
                    Exhibit  10.31  and  pay-  ment  schedules  under  Executive
                    Retirement Benefit Employment Agreements (Exhibit 10.8 to the Regis- trant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      *     10.26   Form of Performance  Unit Agreement  dated November 16, 1993
                    (Exhibit 10.1 to the  Registrant's  Quarterly Report on Form
                    10-Q for the quarter ended June 30, 1994)

      *     10.27   Schedule  identifying  omitted  Performance  Unit Agreements which are substantially identical to the Form of Performance
                    Unit Agreement and the target number of performance units under Perfor- mance Unit Agreements (Exhibit 10.2 to the
                    Regis- trant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

      *     10.28   Oakwood Homes Corporation  Executive Incentive  Compensation
                    Plan (filed herewith)

      *     10.29   Oakwood  Homes  Corporation  Key Employee  Stock Plan (filed herewith)

            11      Calculation of Earnings Per Share (filed herewith)

            13 The Registrant's 1995 Annual Report to Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith)

            21 List of the Registrant's Subsidiaries (filed herewith)

            23.1    Consent of Price Waterhouse LLP (filed herewith)

            23.2    Consent of Price Waterhouse LLP (filed herewith)

            23.3    Consent of Arthur Andersen LLP (filed herewith)

            23.4 Consent of Allen, Pritchett & Bassett, CPAs (filed herewith)

            23.5    Consent of William O. Pifer, CPA, P.C. (filed herewith)

            27 Financial Data Schedule (Filed in electronic format only). This schedule is furnished for the information of the Commission and shall not be deemed "filed" for purposes of
                    Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act

-------------

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

                                    OAKWOOD HOMES CORPORATION


                                    By:/s/ C. Michael Kilbourne
                                       ---------------------------
                                       Name:  C. Michael Kilbourne
                                       Title: Executive Vice President,
                                           Chief Financial Officer and
                                           and Assistant Secretary
Dated:  December 27, 1995


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                     Capacity                      Date
      ---------                     --------                      ----


/s/ Ralph L. Darling             Director and Chairman        December 27, 1995
---------------------------       of the Board
Ralph L. Darling


/s/ Nicholas J. St. George       Director and President       December 27, 1995
---------------------------       and Chief Executive
Nicholas J. St. George            Officer (Principal
                                  Executive Officer)



/s/ A. Steven Michael            Director and Executive       December 27, 1995
---------------------------       Vice President and
A. Steven Michael                 Chief Operating
                                  Officer



/s/ C. Michael Kilbourne         Director and Executive       December 27, 1995
---------------------------       Vice President, Chief
C. Michael Kilbourne              Financial Officer and
                                  Assistant Secretary
                                  (Principal Financial
                                  Officer)

/s/ Robert D. Harvey             Director and Vice            December 27, 1995
---------------------------       President --
Robert D. Harvey                  Administration



/s/ Dennis I. Meyer              Director                     December 27, 1995
---------------------------
Dennis I. Meyer


/s/ Kermit G. Phillips           Director                     December 27, 1995
---------------------------
Kermit G. Phillips, II


/s/ Sabin C. Streeter            Director                     December 27, 1995
---------------------------
Sabin C. Streeter


/s/ Francis T. Vincent           Director                     December 27, 1995
---------------------------
Francis T. Vincent, Jr.


/s/ Clarence W. Walker           Director                     December 27, 1995
---------------------------
Clarence W. Walker


/s/ H. Michael Weaver            Director                     December 27, 1995
---------------------------
H. Michael Weaver


/s/ Douglas R. Muir              Senior Vice President,       December 27, 1995
---------------------------       Treasurer and
Douglas R. Muir                   Secretary (Principal
                                  Accounting Officer)

                           OAKWOOD HOMES CORPORATION

                    INDEX TO FINANCIAL STATEMENT SCHEDULES


      The financial statements, together with the report thereon of Price Waterhouse LLP dated October 31, 1995, appearing on pages 19 to 36 of the accompanying 1995 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1995 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                          PAGE

      Report of Arthur Andersen LLP on financial
         statements of Golden West Homes                                   F-1

      Report of Allen, Pritchett & Bassett, CPAs on
         financial statements of Destiny Industries, Inc.                  F-2

      Report of William O. Pifer, CPA, P.C. on
         financial statements of Destiny Industries, Inc.                  F-3

      Supplementary information to notes to
        consolidated financial statements                                  F-4

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors
  of Golden West Homes:

We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of GOLDEN WEST HOMES (a California corporation) and subsidiary for the year ended December 25, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Golden West Homes and subsidiary for the year ended December 25, 1993, in conformity with generally accepted accounting principles.



                                    ARTHUR ANDERSEN LLP

Orange County, California
February 22, 1994
(except with respect to the
matters discussed in Note 13 as to
which the dates are March 14, 1994,
and April 11, 1994)

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Destiny Industries, Inc.
P.O. Box 1766
Moultrie, GA  31776

We have audited the balance sheet of Destiny Industries, Inc. as of October 1, 1994, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Destiny Industries, Inc. as of October 2, 1993, were audited by other auditors whose report dated December 22, 1993 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the financial position of Destiny Industries, Inc. as of October 1, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



Allen, Pritchett & Bassett
Tifton, Georgia
December 9, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
Destiny Industries, Inc.
P. O. Box 1766
Moultrie, Georgia  31776

We have audited the accompanying balance sheet of Destiny Industries, Inc. as of October 2, 1993, and the related statements of income retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the American Institute of Certified Public Accountants. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Destiny Industries, Inc. as of October 2, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



William O. Pifer
Moultrie, GA

December 22, 1993

                           OAKWOOD HOMES CORPORATION
                         AND CONSOLIDATED SUBSIDIARIES
                     SUPPLEMENTARY INFORMATION TO NOTES TO
                       CONSOLIDATED FINANCIAL STATEMENTS



The components of inventories are as follows:


                                                September 30,
                                   1995              1994             1993
                                   ----              ----             ----

New manufactured homes           $131,632,000      $ 78,916,000    $ 47,427,000

Used manufactured homes             4,825,000         5,302,000       6,239,000

Homes in progress                   2,220,000         2,072,000       1,655,000

Land/homes under
development                         2,042,000         1,534,000         697,000

Raw materials and supplies         10,471,000        10,864,000       6,939,000
                                 ------------      ------------    ------------
                                 $151,190,000      $ 98,688,000    $ 62,957,000
                                 ============      ============    ============

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.

                                   EXHIBITS

                                 ITEM 14(a)(3)

                                   FORM 10-K

                                 ANNUAL REPORT

                                                      Commission
For the fiscal year ended                             File Number
September 30, 1995                                       1-7444


                           OAKWOOD HOMES CORPORATION

                                 EXHIBIT INDEX

Exhibit No.                                           Exhibit Description

      3.1 Restated Charter of the Registrant dated January 25, 1984 (Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      3.2 Amendment to Restated Charter of the Registrant dated February 18, 1988 (Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

      3.3 Amendment to Restated Charter of the Registrant dated April 23, 1992 (Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

      3.4 Amended and Restated Bylaws of the Registrant adopted February 1, 1995 (Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      4.1 Shareholder Protection Rights Agreement between the Registrant and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

      4.2 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (Exhibit 4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994)

      10.1 Form of Disability Agreement (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      10.2 Schedule identifying omitted Disability Agreements which are substantially identical to the Form of Disability Agreement and payment schedules under Disability Agreements (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      10.3 Form of Retirement Agreement (Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      10.4 Schedule identifying omitted Retirement Agreements which are substantially identical to the Form of Retirement Agreement and payment schedules under Retirement Agreements (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

      10.5 Oakwood Homes Corporation 1985 Non-Qualified Stock Option Plan (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1985)

      10.6 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1986)

      10.7 Oakwood Homes Corporation 1981 Incentive Stock Option Plan, as amended and restated (Exhibit 10.1 t the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

      10.8 Oakwood Homes Corporation and Designated Subsidiaries Deferred Income Plan for Key Employees (Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

      10.9 Form of Employment Agreement (Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

      10.10 Schedule identifying omitted Employment Agreements which are substantially identical to the

                        Form of Employment Agreement (Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

      10.11 Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Registrant's Form S-2 filed on April 13, 1991)

      10.12 Oakwood 1990 Long Term Performance Plan, as amended (Exhibit 4 to the Registrant's Registration Statement on Form S-8, filed on August 3, 1992)

      10.13 Amended and Restated Executive Retirement Benefit Employment Agreement between the Registrant and Nicholas
                        J. St. George (Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

      10.14 Amended and Restated Executive Disability Benefit Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30,
                        1992)

      10.15 Executive Retirement Benefit Employment Agreement between the Registrant and A. Steven Michael (Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993)

      10.16 Amendment to 1990 Oakwood Long Term Performance Plan (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

      10.17 Amendment No. 1 to the Oakwood Homes Corporation and Designated Subsidiaries Deferred Income Plan for Key Employees (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                        1993)

      10.18 Form of Oakwood Homes Corporation and Designated Subsidiaries Deferred Compensation Agreement for Key Employees (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31,
                        1993)

      10.19 Form of First Amendment to Employment Agreement between the Registrant and each of Nicholas J. St. George and A. Steven Michael (Exhibit 10.1 to the Registrant's Quarterly

                        Report  on  Form 10-Q for the quarter ended December 31,
                        1993)

      10.20 First Amendment to Amended and Restated Executive Retirement Benefit Employment Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      10.21 First Amendment to Executive Retirement Benefit Employment Agreement between the Registrant and A. Steven Michael (Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      10.22 First Amendment to Amended and Restated Executive Disability Benefit Agreement between the Registrant and Nicholas J. St. George (Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      10.23 Form of Executive Retirement Benefit Agreement between the Registrant and each of James D. Casterline, Larry T. Gilmore, C. Michael Kilbourne, J. Michael Stidham and Larry M. Walker (Exhibit 10.7 to the Registrant's
                        Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      10.24 Schedule identifying omitted Executive Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement in Exhibit 10.31 and payment schedules under Executive Retirement Benefit Employment Agreements (Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

      10.25 Form of Performance Unit Agreement dated November 16, 1993 (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

      10.26 Schedule identifying omitted Performance Unit Agreements which are substantially identical to the Form of Performance Unit Agreement and the target number of performance units under Performance Unit Agreements (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

*     10.27             Oakwood   Homes    Corporation    Executive    Incentive
                        Compensation Plan (page 36 of teh sequentially numbered pages)

*     10.28             Oakwood Homes  Corporation Key Employee Stock Plan (page
                        41 of the sequentially numbered pages)

      11 Calculation of Earnings Per Share (page 61 of the sequentially numbered pages)

      13                The  Registrant's  1995 Annual  Report to  Shareholders.
                        This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (page 62 of the sequentially numbered pages)

      21 List of the Registrant's Subsidiaries (page __ of the sequentially numbered pages)

      23.1              Consent  of  Price   Waterhouse  LLP  (page  __  of  the
                        sequentially numbered pages)

      23.2              Consent  of  Price   Waterhouse  LLP  (page  __  of  the
                        sequentially numbered pages)

      23.3              Consent  of  Arthur   Andersen   LLP  (page  __  of  the
                        sequentially numbered pages)

      23.4 Consent of Allen, Pritchett & Bassett, CPAs (page ___ of the sequentially numbered pages)

      23.5 Consent of William O. Pifer, C.P.A., P.C. (page ___ of the sequentially numbered pages)

      27 Financial Data Schedule (filed in electronic format only). This schedule is furnished for the information of the Commission and is not deemed to be "filed" for purposes of Section 11 of the Securities Act, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act of 1940