Form 10-Q
period 1995-12-31
OAKWOOD HOMES CORP
filed 1996-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995 or ( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 1996.

 Common Stock, Par Value $.50 Per Share . . . . . . . . . . 22,345,448

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 1995

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                                                        Three months ended
                                                                                           December 31,

                                                                                    1995                  1994
                                                                                    ----                  ----
Revenues
     Net sales                                                                      $ 176,269              $149,489
     Financial services income                                                         24,239                14,437
     Other income                                                                       3,928                 3,203
                                                                                  -----------           -----------
       Total revenues                                                                 204,436               167,129
                                                                                    ---------             ---------

Costs and expenses
     Cost of sales                                                                    130,223               112,024
     Selling, general and administrative expenses
       Non-financial services                                                          41,199                33,132
       Financial services                                                               4,126                 2,727
     Provision for losses on credit sales                                                --                     151
     Interest expense
       Non-financial services                                                             619                   397
       Financial services                                                               5,519                 5,453
                                                                                  -----------            ----------
       Total costs and expenses                                                       181,686               153,884
                                                                                    ---------             ---------

Income before income taxes                                                             22,750                13,245
Provision for income taxes                                                              8,873                 4,786
                                                                                  -----------            ----------

     Net income                                                                     $  13,877             $   8,459
                                                                                    =========             =========

Pro forma information (Note 2)
     Income before income taxes                                                                              13,245
     Provision for income taxes                                                                               5,033

     Net income                                                                                           $   8,212
                                                                                                          =========

Earnings per share (fiscal 1995 amounts are pro forma - Note 2)
     Primary                                                                      $       .60           $       .36
     Fully diluted                                                                $       .60           $       .36

Dividends per share                                                               $       .02           $       .02

Average shares outstanding
     Primary                                                                           23,087                22,979
     Fully diluted                                                                     23,097                23,090



                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)



                                                                                December 31,           September 30,
ASSETS                                                                              1995                  1995
                                                                                    ----                  ----

Cash and cash equivalents                                                          $   11,999            $    6,189
Receivables and investments                                                           412,435               480,875
Inventories
     Manufactured homes                                                               138,008               136,457
     Work-in-process, materials and supplies                                           15,226                12,691
     Land/homes under development                                                       2,501                 2,042
                                                                                  -----------           -----------
                                                                                      155,735               151,190
Properties and facilities                                                             109,364               101,758
Deferred income taxes                                                                  15,442                15,546
Other assets                                                                           27,953                27,082
                                                                                   ----------            ----------
                                                                                     $732,928              $782,640
                                                                                     ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                                $107,900              $154,400
Notes and bonds payable                                                               187,296               198,812
Accounts payable and accrued liabilities                                               94,316                87,405
Reserve for contingent liabilities                                                      2,814                 3,184
Other long-term obligations                                                             7,456                20,431

Shareholders' equity
     Common stock, $.50 par value; 100,000,000
       shares authorized; 22,295,000 and 22,171,000
       shares issued and outstanding                                                   11,148                11,086
     Additional paid-in capital                                                       150,605               149,482
     Retained earnings                                                                173,433               160,000
                                                                                    ---------             ---------
                                                                                      335,186               320,568
     Less:  Unearned ESOP shares                                                      (2,040)               (2,160)
                                                                                  -----------           -----------
                                                                                      333,146               318,408
                                                                                    ---------             ---------
                                                                                     $732,928              $782,640
                                                                                     ========              ========


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                                        Three months ended
                                                                                           December 31,

                                                                                    1995                  1994
                                                                                    ----                  ----

Operating activities
     Net income                                                                     $  13,877             $   8,459
     Items not requiring (providing) cash
       Depreciation and amortization                                                    2,350                 1,907
       Deferred income taxes                                                              104                 (380)
       Provision for losses on credit sales                                             --                      151
       Gain on sale of securities                                                     (6,538)                    --
       Other                                                                               --                   148
       (Increase) decrease in other receivables                                         3,290                  (926)
       (Increase) in inventories                                                       (4,545)              (25,860)
       (Decrease) in accounts payable and accrued liabilities                          (3,449)              (16,124)
       Increase (decrease) in other long-term obligations                              (2,615)                1,584
                                                                                  -----------           -----------
         Cash provided (used) by operations                                             2,474               (31,041)
       Installment receivables issued                                                (123,744)             ( 80,005)
       Purchase of installment loan portfolio                                          (1,465)                   --
       Sale of installment loans                                                      189,972               121,359
       Receipts on installment receivables                                              6,933                10,655
                                                                                  -----------            ----------
         Cash provided by operating activities                                         74,170                20,968
                                                                                   ----------            ----------

Investing activities
     Additions to property and facilities                                              (9,715)              (14,954)
     Other                                                                             (1,490)               (1,032)
                                                                                  -----------            ----------
       Cash used by investing activities                                              (11,205)              (15,986)
                                                                                   ----------             ---------

Financing activities
     Net repayments on short-term credit facilities                                   (46,500)               (6,000)
     Payments on notes and bonds                                                      (11,396)              (11,710)
     Cash dividends                                                                      (444)                 (422)
     Proceeds from exercise of stock options                                            1,185                   202
                                                                                  -----------           -----------
       Cash used by financing activities                                              (57,155)              (17,930)
                                                                                   ----------             ---------

Net increase (decrease) in cash and cash equivalents                                    5,810               (12,948)

Cash and cash equivalents
     Beginning of period                                                                6,189                16,974
                                                                                  -----------             ---------
     End of period                                                                  $  11,999             $   4,026
                                                                                    =========             =========


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

2. On June 30, 1995 the Company completed its business combination with Destiny Industries, Inc. ("Destiny") by issuing 925,000 shares of its common stock in exchange for all the outstanding common stock of Destiny. The business combination has been accounted for as a pooling of interests, and accordingly the accompanying financial statements reflect the combined results of operations and financial position of the Company and Destiny for all periods presented.

     Prior to the merger, Destiny was a Subchapter S corporation, and accordingly its results of operations were includable in the income tax returns of its former shareholders. The pro forma financial information for fiscal 1995 set forth in the consolidated statement of income reflects, on a pro forma basis, a provision for income taxes and net income assuming Destiny's results of operations had been included in the Company's income tax returns for such period.

     Because earnings per share for fiscal 1995 computed on the basis of historical net income would not reflect income taxes attributable to Destiny's earnings, historical earnings per share amounts for such period are not meaningful and accordingly have been omitted. Pro forma earnings per share for fiscal 1995 have been computed on the basis of pro forma net income.

3. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $90 million at December 31, 1995. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $45 million at December 31, 1995.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS


Three months ended December 31, 1995 compared to three months ended December 31, 1994

     The following table summarizes certain key statistics for the quarters ended December 31, 1995 and 1994 :


                                                                                      1995              1994

Retail sales (in millions)                                                             $133.4            $98.1
Wholesale sales (in millions)                                                            39.8             48.7
Other sales - principally relating to
 communities (in millions)                                                                3.1              2.7
Total sales (in millions)                                                               176.3            149.5
Gross profit % - integrated operations                                                   29.5%            29.1%
Gross profit % - wholesale operations                                                    15.4%            17.3%
New single-section homes sold - retail                                                  2,556            2,183
New multi-section homes sold - retail                                                   1,294              868
Used homes sold - retail                                                                  461              461
New single-section homes sold - wholesale                                                 433              568
New multi-section homes sold - wholesale                                                1,102            1,311
Average new single-section sales price - retail                                       $26,700          $24,700
Average new multi-section sales price - retail                                        $47,400          $45,900
Average new single-section sales price - wholesale                                    $14,100          $13,800
Average new multi-section sales price - wholesale                                     $30,200          $31,100
Weighted average retail sales centers
  open during the period                                                                  208              161
Average new homes sales per sales center                                                 18.5             19.0


         Retail sales dollar volume increased 36%, reflecting a 26% increase in new unit volume and increases of 8% and 3% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 29% increase in the weighted average number of sales centers open during the period, while average new unit sales per sales center decreased 3%. In the first three months of fiscal 1996, the Company opened or acquired 18 new sales centers compared to 22 sales centers in the first three months of fiscal 1995. Because the Company plans to open approximately 35 to 45 new sales centers annually over the next several years, management does not expect any significant increase in the average number of new homes sold per sales center over the near term. Total new retail sales dollars at sales centers open more than one year rose 8% in the quarter, while same store unit sales increased 1%.

         Sales in the Southwest, where the average home size is somewhat larger than in the Southeast, comprised 40% of total new manufactured housing sales dollars in the first quarter of 1996 compared to 34% last year. Retail sales of multi-section homes accounted for 34% of new home unit sales in the first quarter of fiscal 1996 versus 28% in the prior year.

         Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 18%, reflecting a 18% decrease in unit volume and a 3% decrease in the average sales price of new multi-section homes. This decrease was slightly offset by a 2% increase in the average sales price of new single-section homes. The decline in wholesale unit volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from independent dealers to company owned retail sales centers. During the quarter ended December 31, 1995, Golden West and Destiny shipped 475 homes to Oakwood sales centers, compared to 51 homes in the first quarter of fiscal 1995; these shipments are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing Company owned retail centers in Golden West and Destiny markets, the decline in sales to wholesale dealers will continue.

         Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company, including the manufacturing gross profit earned by Golden West and Destiny on its sales to the Oakwood retail organization. Gross profit margin - integrated operations was 29.5% in the current period compared to 29.1% in the first quarter of the prior year. The increase reflects improved sourcing of retail unit sales from Company owned manufacturing plants. Approximately 85% of the total new unit retail sales volume was manufactured by the Company in the first quarter of fiscal 1995, compared to 75% in the first quarter one year ago.

         Wholesale gross profit margins decreased to 15.4% in the current quarter from 17.3% last year, primarily due to start-up costs incurred in a plant expansion at the Albany, Oregon facility, which increased capacity by approximately 40% during the quarter. During the first quarter of fiscal 1996, Golden West's Albany plant operated at approximately 71% of its newly increased capacity, as compared to full capacity in the first quarter of fiscal 1995. The Company intends to use the new line to produce homes which sell at lower price points than those traditionally manufactured in Oregon. Utilization at the Perris, California plant increased during the quarter to 75% from 60% last year, principally as the result of producing new models for Oakwood retail centers.

         Financial  services  income  increased  68% to $24.2 million from $14.4 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization was flat at $9.3 million in each period. Interest on loans held for investment declined due to normal amortization and prepayments, but was offset by an increase in interest earned on loans held for sale due to higher average balances outstanding during the first quarter of fiscal 1996. Loan servicing fees increased from $2.9 million for the first quarter of 1995 to $3.6 million in the first quarter of 1996, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $1.4 million to $3.2 million, reflecting the shift in the Company's financing strategy toward securitization of its loans from holding loans for investment and the adoption of sales accounting for securitizations in 1993.

     Financial services income for the first quarter of fiscal 1996 also includes a gain of approximately $6.6 million from the sale of $187 million of asset-backed securities, the

Company's largest loan securitization to date. The gain resulted from a widening of the excess servicing spread in the securitization due to the sustained bond market rally, improved credit ratings assigned to the securities sold, and a reduction in the credit spread over treasurys demanded by purchasers of the securities. In addition, the Company's increasing sales of multi-section homes has resulted in multi-section loans comprising a larger percentage of the assets sold. Multi-section loans have longer average terms and lower anticipated credit losses than loans for single-section homes, which contributes to the value of the excess servicing in the securitization. Finally, the Company has experienced a continuing decline in its transaction costs, reflecting competitive conditions on Wall Street and the Company's increased experience in securitizing loans in the public market. Except for the spread widening resulting from the bond market rally, which will recur irregularly, management believes that the other factors giving rise to the gain will affect its future securitizations on a regular basis, and accordingly expects to record gains on its future securitizations. In addition to the gain recorded on the closing date of the securitization, the Company expects to earn future income from its investment in the residual REMIC interest in this transaction, consistent with its securitizations closed in prior years.

         The majority of the 23% increase in other income is related to increased insurance commissions resulting from the overall increase in unit sales.

         Non-financial services selling, general and administrative expenses rose to 23.4% of net sales compared to 22.2% of net sales last year. These costs increased disproportionately to sales as a result of increased accruals for long-term management incentive compensation payable based upon the level of Company profitability for fiscal 1994 through 1996, increased headcount levels, particularly in the management information systems, human resources and internal audit areas, and increased accruals for stock appreciation rights resulting from the increase in the price of the Company's common stock. In addition, Destiny's and Golden West's sales to Oakwood have substantially increased from the prior year. These intercompany sales are eliminated in consolidation; however, the general and administrative expenses incurred by these companies related to this production continue to be expensed as incurred.

         Financial services selling, general and administrative expenses rose 51% on a 26% increase in the average number of loans serviced during the period, a 64% increase in total credit application volume and a 55% increase in loan originations.

         No provision for losses on credit sales was recorded in the first quarter of fiscal 1996, reflecting the increased seasoning on loans held for investment and loans sold with full or limited recourse. The Company provides for estimated losses based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the loan portfolio.

         Non-financial services interest expense rose from $397,000 to $619,000 due principally to permanent financing for new manufacturing facilities, a corporate aircraft and the employee stock ownership plan.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense increased 1%, reflecting a $786,000 increase in short-term interest expense due to significant increases in loan volume. This increase was offset by a 21% decrease in interest on long-term debt due to declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

         The Company's effective income tax rate was 39.0% in fiscal 1996 compared to the pro forma effective tax rate of 38.0% in fiscal 1995. The increase in the effective tax rate is due primarily to higher state income taxes.



                         LIQUIDITY AND CAPITAL RESOURCES

         Receivables and investments decreased from September 30, 1995 primarily as a result of the Company's October securitization of approximately $187 million of loans through its Oakwood Mortgage Investors subsidiary. Short-term borrowings principally reflect outstanding advances on the Company's warehouse line of credit used to finance originated loans prior to securitization or other permanent financing. Management believes that permanent financing for its installment sale contracts remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every four months.

         Management believes that the availability of permanent financing for originated loans, short-term credit facilities and cash generated by operations are sufficient to provide for the Company's short-term liquidity needs. The Company expects to enlarge its short-term credit facilities during the second quarter of fiscal 1996.

         Management currently believes that it can obtain the cash it needs to continue its planned expansion through internally generated funds. However, the Company continues to monitor the credit and equity markets and evaluate the sources and costs of the long-term capital required to finance the demands of both planned expansion and higher operating levels within existing operations. The Company will seek to raise additional equity or long-term debt based upon anticipated business demands, management's assessment of existing and future conditions in the capital markets, and management's assessment of the appropriate components of the Company's capital structure. In order to maintain maximum flexibility in the timing of any acquisition of permanent or long-term financing, the Company intends to focus on maintaining its short-term liquidity. As a consequence, the Company intends to sell all the regular REMIC interests in its securitizations, and retain only REMIC residual interests.

   PART II.         OTHER INFORMATION

   Item 4.          Submission of Matters to a Vote of Security Holders

              At the Annual Meeting of Shareholders of the Registrant held on January 31, 1996, the shareholders approved (i) the election of Nicholas J. St. George, A. Steven Michael and Sabin C. Streeter as directors; (ii) the Registrant's Key Employee Stock Plan; (iii) the Registrant's Executive Incentive Compensation Plan; and (iv) the selection of Price Waterhouse LLP as independent accountants. The following table sets forth the votes on each such matter:

                                                                                                         BROKER
                                            FOR               AGAINST              ABSTAIN            NON-VOTES

Election of Directors
(by nominee)

Nicholas J. St. George                   19,321,899           324,245                 0                  N/A
A. Steven Michael                        19,319,399           326,745                 0                  N/A
Sabin C. Streeter                        19,242,931            403,213                0                  N/A


Approval of the Key Employee Stock       11,628,281          5,239,238             210,189            5,186,785
Plan


Approval of the Executive                12,556,137          4,306,083             215,488            5,186,785
Incentive Compensation Plan


Approval of selection of Price           19,609,757            6,678               29,589                N/A
Waterhouse LLP as Independent
Auditors



Item 6.  Exhibits and Reports on Form 8-K

          a)  Exhibits

              (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

              (11)   Statement re Computation of Earnings Per Share

              (27)   Financial Data Schedule (filed in electronic format only)

          b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended December 31, 1995.

          Items 1, 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  February 14, 1996


                                      OAKWOOD HOMES CORPORATION




                                      BY:  s/  C. Michael Kilbourne
                                           C. Michael Kilbourne
                                           Executive Vice President
                                           (Chief Financial Officer)
                                           (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                               Commission File Number
   December 31, 1995                                             1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                  Exhibit Description

         4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt (page 14 of the sequentially numbered pages)

        11         Statement re Computation of Earnings Per Share
                   (page 15 of the sequentially numbered pages)

        27         Financial Data Schedule (filed in electronic format only)