Form 10-Q
period 1996-03-31
OAKWOOD HOMES CORP
filed 1996-05-15
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996 or
( )    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from _______ to _______


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

                                 (910) 664-2400
              (Registrant's telephone number, including area code)

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

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 1996.

      Common Stock, Par Value $.50 Per Share . . . . . . . . . .22,445,974

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1996

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)


                                                                                           Three months ended
                                                                                                March 31,

                                                                                       1996                  1995
                                                                                       ----                  ----
Revenues
     Net sales                                                                       $191,223              $168,991
     Financial services income                                                         25,432                14,065
     Other income                                                                       4,548                 4,026
                                                                                  -----------           -----------
       Total revenues                                                                 221,203               187,082
                                                                                    ---------             ---------

Costs and expenses
     Cost of sales                                                                    136,844               125,129
     Selling, general and administrative expenses
       Non-financial services                                                          46,966                37,202
       Financial services                                                               4,620                 2,631
     Provision for losses on credit sales                                                --                     115
     Interest expense
       Non-financial services                                                             634                   617
       Financial services                                                               5,694                 5,314
                                                                                  -----------           -----------
       Total costs and expenses                                                       194,758               171,008
                                                                                    ---------             ---------

Income before income taxes                                                             26,445                16,074
Provision for income taxes                                                             10,293                 5,704
                                                                                   ----------           -----------

     Net income                                                                     $  16,152             $  10,370
                                                                                    =========             =========

Pro forma information (Note 2)
     Income before income taxes                                                                           $  16,074
     Provision for income taxes                                                                               6,212
                                                                                                        -----------

     Net income                                                                                          $    9,862
                                                                                                         ==========

Earnings per share (fiscal 1995 amounts are pro forma - Note 2)
     Primary                                                                      $       .35           $       .21
     Fully diluted                                                                $       .35           $       .21

Dividends per share (Note 2)                                                      $       .01           $       .01

Weighted average number of common shares outstanding (Note 2)
     Primary                                                                           46,394                46,012
     Fully diluted                                                                     46,480                46,088

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)


                                                                                           Six months ended
                                                                                               March 31,

                                                                                       1996                  1995
                                                                                       ----                  ----
Revenues
     Net sales                                                                       $367,492              $318,480
     Financial services income                                                         49,671                28,502
     Other income                                                                       8,476                 7,229
                                                                                  -----------           -----------
       Total revenues                                                                 425,639               354,211
                                                                                    ---------             ---------

Costs and expenses
     Cost of sales                                                                    267,067               237,153
     Selling, general and administrative expenses
       Non-financial services                                                          88,165                70,334
       Financial services                                                               8,746                 5,358
     Provision for losses on credit sales                                                --                     266
     Interest expense
       Non-financial services                                                           1,253                 1,014
       Financial services                                                              11,213                10,767
                                                                                   ----------            ----------
       Total costs and expenses                                                       376,444               324,892
                                                                                    ---------             ---------

Income before income taxes                                                             49,195                29,319
Provision for income taxes                                                             19,166                10,490
                                                                                   ----------             ---------

     Net income                                                                      $ 30,029              $ 18,829
                                                                                     ========              ========

Pro forma information (Note 2)
     Income before income taxes                                                                              29,319
     Provision for income taxes                                                                              11,245

     Net income                                                                                          $   18,074
                                                                                                         ==========

Earnings per share (fiscal 1995 amounts are pro forma - Note 2)
     Primary                                                                      $       .65           $       .39
     Fully diluted                                                                $       .65           $       .39

Dividends per share (Note 2)                                                      $       .02           $       .02

Weighted average number of common shares outstanding (Note 2)
     Primary                                                                           46,284                45,985
     Fully diluted                                                                     46,337                46,134

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)


                                                                                     March 31,           September 30,
ASSETS                                                                                 1996                  1995
                                                                                       ----                  ----

Cash and cash equivalents                                                          $   18,158            $    6,189
Receivables and investments                                                           362,081               480,875
Inventories
     Manufactured homes                                                               147,284               136,457
     Work-in-process, materials and supplies                                           15,215                12,691
     Land/homes under development                                                       2,089                 2,042
                                                                                  -----------           -----------
                                                                                      164,588               151,190
Properties and facilities                                                             116,465               101,758
Deferred income taxes                                                                  15,818                15,546
Other assets                                                                           28,192                27,082
                                                                                   ----------            ----------
                                                                                     $705,302              $782,640
                                                                                     ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                               $  80,000              $154,400
Notes and bonds payable                                                               160,719               198,812
Accounts payable and accrued liabilities                                              104,211                87,405
Reserve for contingent liabilities                                                      2,742                 3,184
Other long-term obligations                                                             7,403                20,431

Shareholders' equity
     Common stock, $.50 par value; 100,000,000
       shares authorized; 22,432,000 and 22,171,000
       shares issued and outstanding                                                   11,216                11,086
     Additional paid-in capital                                                       151,761               149,482
     Retained earnings                                                                189,170               160,000
                                                                                    ---------             ---------
                                                                                      352,147               320,568
     Less:  Unearned ESOP shares                                                       (1,920)               (2,160)
                                                                                   ----------           -----------
                                                                                      350,227               318,408
                                                                                    ---------             ---------
                                                                                     $705,302              $782,640
                                                                                     ========              ========

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                             Six months ended
                                                                                                March 31,

                                                                                        1996                  1995
                                                                                        ----                  ----
Operating activities
     Net income                                                                     $  30,029            $   18,829
     Items not requiring (providing) cash
       Depreciation and amortization                                                    4,803                 4,022
       Deferred income taxes                                                             (272)                 (754)
       Provision for losses on credit sales                                             --                      266
       Gain on sale of securities                                                     (13,891)                   --
       Other                                                                               --                   317
       (Increase) in other receivables                                                 (5,081)              (10,230)
       (Increase) in inventories                                                      (13,398)              (50,499)
       Increase in accounts payable and accrued liabilities                             6,575                 1,730
       Increase (decrease) in other long-term obligations                              (2,668)                3,805
                                                                                  -----------           -----------
         Cash provided (used) by operations                                             6,097               (32,514)
       Installment receivables issued                                                (278,930)             (192,263)
       Purchase of installment loan portfolio                                          (1,465)                   --
       Sale of installment loans                                                      390,645               195,366
       Receipts on installment receivables                                             11,801                19,713
                                                                                 ------------           -----------
         Cash provided (used) by operating activities                                 128,148               (9,698)
                                                                                  -----------            ----------

Investing activities
     Additions to properties and facilities                                           (18,478)              (22,442)
     Other                                                                             (3,594)               (1,337)
                                                                                  -----------         -------------
       Cash used by investing activities                                              (22,072)              (23,779)
                                                                                   ----------             ---------

Financing activities
     Net repayments on short-term credit facilities                                   (74,400)               11,000
     Issuance of notes and bonds payable                                                   --                29,890
     Payments on notes and bonds                                                      (21,257)              (20,624)
     Cash dividends                                                                      (859)                 (845)
     Proceeds from exercise of stock options                                            2,409                   458
                                                                                  -----------            ----------
       Cash provided (used) by financing activities                                   (94,107)               19,879
                                                                                   ----------              --------

Net increase (decrease) in cash and cash equivalents                                   11,969               (13,598)

Cash and cash equivalents
     Beginning of period                                                                6,189                16,974
                                                                                  -----------             ---------
     End of period                                                                  $  18,158             $   3,376
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

2. On April 24, 1996, the Board of Directors declared a 2-for-1 stock split payable in the form of a 100% stock dividend on May 31, 1996 to shareholders of record on May 17, 1996. All share and per share amounts have been adjusted retroactively to give effect to the stock split.

     On June 30, 1995 the Company completed its business combination with Destiny Industries, Inc. ("Destiny") by issuing 1,850,000 shares of its common stock in exchange for all the outstanding common stock of Destiny. The business combination has been accounted for as a pooling of interests, and accordingly the accompanying financial statements reflect the combined results of operations and financial position of the Company and Destiny for all periods presented.

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

3. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $85 million at March 31, 1996. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $45 million at March 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS


Three months ended March 31, 1996 compared to three months ended March 31, 1995

         The following table summarizes certain key statistics for the quarters ended March 31, 1996 and 1995 :

                                                                                         1996            1995
Retail sales (in millions)                                                             $153.8           $119.2
Wholesale sales (in millions)                                                            32.9             47.7
Other sales - principally relating to
 communities (in millions)                                                                4.5              2.1
Total sales (in millions)                                                               191.2            169.0
Gross profit % - integrated operations                                                   31.5%            29.5%
Gross profit % - wholesale operations                                                    15.5%            17.6%
New single-section homes sold - retail                                                  3,376            2,876
New multi-section homes sold - retail                                                   1,203              895
Used homes sold - retail                                                                  515              502
New single-section homes sold - wholesale                                                 349              707
New multi-section homes sold - wholesale                                                  967            1,214
Average new single-section sales price - retail                                       $27,200          $25,600
Average new multi-section sales price - retail                                        $47,800          $46,400
Average new single-section sales price - wholesale                                    $13,800          $13,800
Average new multi-section sales price - wholesale                                     $28,400          $31,200
Weighted average retail sales centers
  open during the period                                                                  227              176
Average new homes sales per sales center                                                 20.1             21.4


         Retail sales dollar volume increased 29%, reflecting a 21% increase in new unit volume and increases of 6% and 3% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 29% increase in the weighted average number of sales centers open during the period, while average new unit sales per sales center decreased 6%. In the second quarter of fiscal 1996, the Company opened or acquired 18 new sales centers compared to 9 sales centers in the second quarter of fiscal 1995. Because the Company plans to open approximately 35 to 45 new sales centers annually over the next several years, management does not expect any significant increase in the average number of new homes sold per sales center over the near term. Total new retail sales dollars at sales centers open more than one year rose 8% in the quarter, while same store unit sales increased 2%. Retail sales of multi-section homes accounted for 26% of new home unit sales in the second quarter of fiscal 1996 versus 24% in the prior year.

         Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 31%. The decline in wholesale volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from independent dealers to company-owned retail sales centers. During the quarter ended March 31, 1996, approximately 30% of Golden West's and Destiny's total shipments were to Oakwood sales centers, compared to 7% in the second quarter of fiscal 1995; shipments to Oakwood retail centers are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing company-owned retail centers in Golden West and Destiny markets, the decline in sales to wholesale dealers will continue. In addition, Golden West's total shipments declined approximately 25% due to the closing of the Sacramento facility during the third quarter of fiscal 1995, as well as softening market conditions and severe weather factors which dampened sales volume. Although the Sacramento capacity was replaced by a new line at the Albany, Oregon plant as discussed below, its shipments have not yet been fully replaced due to the ramp up of production during the start-up phase.

         Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company, including the manufacturing gross profit earned by Golden West and Destiny on its sales to the Oakwood retail organization. Gross profit margin - integrated operations was 31.5% in the current period compared to 29.5% in the second quarter of the prior year. The increase reflects improved sourcing of retail unit sales from company-owned manufacturing plants. Approximately 89% of the total new unit retail sales volume was manufactured by the Company in the second quarter of fiscal 1996, compared to 74% in the second quarter one year ago.

         Wholesale gross profit margins decreased to 15.5% in the current quarter from 17.6% last year, primarily due to start-up costs incurred in a plant expansion at the Albany, Oregon facility, which increased capacity by approximately 40% during the first quarter. In addition, market and weather related problems increased manufacturing inefficiencies during the period. For the three months ended March 31, 1996, production at Golden West's Albany plant rose 20% from the level in the second quarter of fiscal 1995, and the plant operated at 67% of its newly increased capacity. Utilization at the Perris, California plant increased during the quarter to 77% from 65% last year, principally as the result of producing new models for Oakwood retail centers.

         Financial services income increased 81% to $25.4 million from $14.1 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization declined to $8.3 million in 1996 from $8.7 million the prior year. Interest on loans held for investment declined due to normal amortization and prepayments, but was partially offset by an increase in interest on loans held for sale due to higher average outstanding balances during the second quarter of fiscal 1996 versus the prior year. Loan servicing fees increased from $3.0 million for the second quarter of 1995 to $3.8 million in the second quarter of 1996, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $1.5 million to $4.4 million, reflecting the shift in the Company's financing strategy toward securitization of its loans from holding loans for investment.

     Financial services income for the second quarter of fiscal 1996 also includes a gain of approximately $5.9 million from the sale of $163 million of asset-backed securities. The gain resulted from a widening of the excess servicing spread in the securitization due to the bond market rally which continued into mid-February, improved credit ratings assigned to the securities sold, and a reduction in the credit spread over treasurys demanded by purchasers of the securities. In addition, the Company's increasing sales of multi-section homes has resulted in multi-section loans comprising a larger percentage of the assets sold. Multi-section loans have longer average terms and lower anticipated credit losses than loans for single-section homes, which contributes to the value of the residual interest in the securitization. Finally, the Company has experienced a continuing decline in its transaction costs, reflecting competitive conditions on Wall Street and the Company's increased experience in securitizing loans in the public market. Except for the spread widening resulting from the bond market rally, which will recur irregularly, management believes that the other factors giving rise to the gain will continue to affect its future securitizations on a regular basis, and accordingly expects to record gains on its future securitizations. However, the substantial increase in treasury yields since mid-February has increased the Company's funding costs, and while the Company has increased its interest rates to retail customers, the time necessary to implement those increases will lead to spread compression in the short term. In addition to the gain recorded on the closing date of the securitization, the Company expects to earn future income from its investment in the residual REMIC interest in this transaction, consistent with its securitizations closed in prior years.

         Financial services revenue also includes a $1.4 million gain on the resecuritization of approximately $32 million of subordinated REMIC securities from prior year securitizations. This type of gain will not recur as the Company has sold substantially all of its investments in subordinated securities.

         The majority of the 13% increase in other income is related to increased insurance commissions resulting from the overall increase in unit sales.

         Non-financial services selling, general and administrative expenses rose to 24.6% of net sales compared to 22.0% of net sales last year. The majority of the increase in these expenses as a percentage of net sales is attributable to the increased percentage of homes produced by Destiny and Golden West which are being distributed through the Oakwood retail network. As the Company executes its integration strategy and Destiny and Golden West become largely captive manufacturers, wholesale sales to independent dealers are declining, and the percentage of retail unit sales manufactured by company-owned manufacturing facilities is increasing. This strategy has the effect of increasing gross profit margins, but also delays the recognition of manufacturing profits until the homes are sold at retail. As a consequence, while Destiny and Golden West selling, general and administrative expenses in absolute dollars are declining, they represent a higher percentage of sales recognized in the second quarter of fiscal 1996. As the percentage of internal Oakwood sales stabilizes, the relationship of selling, general and administrative expenes to net sales should also decline to historical levels. Non-financial services selling, general and administrative expenses have also increased as a result of the increased number of retail sales centers opened during the quarter compared to the prior year, as well as costs incurred in connection with sales centers scheduled to open in future quarters. New retail sales centers typically require a period of several months to reach unit sales levels similar to existing outlets.

         Financial services selling, general and administrative expenses rose 76% on a 26% increase in the average number of loans serviced during the period, a 69% increase in total credit application volume and a 38% increase in loan originations. In addition to cost increases associated with higher origination and servicing volume, financial services general and administrative expenses have increased as a result of allocation to this business unit of certain direct operating costs (principally related to telecommunications) formerly absorbed by the parent company and allocated to non-financial operations.

         No provision for losses on credit sales was recorded in the second quarter of fiscal 1996. The Company provides for estimated losses based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the loan portfolio.

         Non-financial services interest expense remained relatively flat at $634,000 during the second quarter of fiscal 1996 versus $617,000 during the same period in the prior year.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense increased 7%, reflecting a $1,469,000 increase in short-term interest expense due to significant increases in loan volume. This increase was offset by a 30% decrease in interest on long-term debt due to declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

         The Company's effective income tax rate was 38.9% in fiscal 1996 compared to the pro forma effective tax rate of 38.6% in fiscal 1995.

 Six months ended March 31, 1996 compared to six months ended March 31, 1995

     The following table summarizes certain key statistics for the six months ended March 31, 1996 and 1995 :

                                                                                         1996            1995
Retail sales (in millions)                                                             $287.2           $217.3
Wholesale sales (in millions)                                                            72.7             96.4
Other sales - principally relating to
 communities (in millions)                                                                7.6              4.8
Total sales (in millions)                                                               367.5            318.5
Gross profit % - integrated operations                                                   30.6%            29.3%
Gross profit % - wholesale operations                                                    15.4%            17.4%
New single-section homes sold - retail                                                  5,932            5,059
New multi-section homes sold - retail                                                   2,497            1,763
Used homes sold - retail                                                                  976              963
New single-section homes sold - wholesale                                                 782            1,275
New multi-section homes sold - wholesale                                                2,069            2,525
Average new single-section sales price - retail                                       $27,000          $25,300
Average new multi-section sales price - retail                                        $47,600          $46,200
Average new single-section sales price - wholesale                                    $13,900          $13,800
Average new multi-section sales price - wholesale                                     $29,300          $31,200
Weighted average retail sales centers
  open during the period                                                                  218              167
Average new homes sales per sales center                                                 38.7             40.9


         Retail sales dollar volume increased 32%, reflecting a 24% increase in new unit volume and increases of 7% and 3% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 31% increase in the weighted average number of sales centers open during the period, while average new unit sales per sales center decreased 5%. In the first six months of fiscal 1996, the Company opened or acquired 36 new sales centers compared to 31 sales centers in the first six months of fiscal 1995. Because the Company plans to open approximately 35 to 45 new sales centers annually over the next several years, management does not expect any significant increase in the average number of new homes sold per sales center over the near term. Total new retail sales dollars at sales centers open more than one year rose 8% in the period, while same store unit sales increased 1%. Retail sales of multi-section homes accounted for 30% of new home unit sales in the first six months of fiscal 1996 versus 28% in the prior year.

         Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 25%, almost all due to lower unit volume. The decline in wholesale unit volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from independent dealers to company- owned retail sales centers. During the six months ended March 31, 1996, approximately 23% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 4% in the first six months of fiscal 1995; these shipments to Oakwood retail centers are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing company-owned retail centers in Golden West and

Destiny markets, the decline in sales to wholesale dealers will continue. In addition, Golden West's total shipments declined 25% as explained in the quarterly discussion above.

         Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company, including the manufacturing gross profit earned by Golden West and Destiny on its sales to the Oakwood retail organization. Gross profit margin - integrated operations was 30.6% in the current period compared to 29.3% in the prior year. The increase reflects improved sourcing of retail unit sales from company-owned manufacturing plants. Approximately 87% of the total new unit retail sales volume was manufactured by the Company in the first six months of fiscal 1996, compared to 74% one year ago.

         Wholesale gross profit margins decreased to 15.4% in the current period from 17.4% last year, primarily due to start-up costs incurred in a plant expansion at the Albany, Oregon facility, which increased capacity by approximately 40% during the first quarter. During the first six months of fiscal 1996, production at Golden West's Albany plant rose 17% from the level in the first six months of fiscal 1995, and the plant operated at 71% of newly increased capacity. Utilization at the Perris, California plant increased during the period to 75% from 63% last year, principally as the result of producing new models for Oakwood retail centers.

         Financial services income increased 74% to $49.7 million from $28.5 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased to $17.5 million for the first six months of fiscal 1996 from $18.0 million in the prior year. Interest on loans held for investment declined due to normal amortization and prepayments, but was partially offset by an increase in interest on loans held for sale due to higher average outstanding balances during fiscal 1996 versus the prior year. Loan servicing fees increased from $5.9 million for the first six months of 1995 to $7.4 million for the same period in 1996, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $3.0 million to $7.5 million, reflecting the shift in the Company's financing strategy toward securitization of its loans from holding loans for investment.

     Financial services income for the first six months of fiscal 1996 also includes gains of approximately $12.5 million from the sale of $350 million of asset-backed securities. These gains resulted from a widening of the excess servicing spread in the securitization and other factors as described in the discussion of the second quarter's results above. The six months also includes a $1.4 million nonrecurring gain on the resecuritization of approximately $32 million of subordinated REMIC securities.

         The majority of the 17% increase in other income is related to increased insurance commissions resulting from the overall increase in unit sales.

         Non-financial services selling, general and administrative expenses rose to 24.0% of net sales compared to 22.1% of net sales last year. As previously discussed, the majority of the increase in these expenses as a percentage of sales relates to the increased percentage of homes produced by Destiny and Golden West which are being sold through the Oakwood retail network. Although this strategy impacts gross margin positively, it also increases non-financial selling, general and administrative expenses as a percentage of net sales as Destiny and Golden West costs are increasingly spread over the Oakwood retail sales base. Non-financial selling, general and administrative expenses have also risen as a result of increased accruals for long-term management incentive compensation payable based upon the level of Company profitability for fiscal 1994 through 1996, costs associated with the increased number of new sales centers opened during fiscal 1996 and expenses related to sales centers which have not yet opened.

         Financial services selling, general and administrative expenses rose 63% on a 25% increase in the average number of loans serviced during the period, a 67% increase in total credit application volume and a 45% increase in loan originations. As discussed in the quarterly explanation above, certain direct operating costs previously absorbed by the parent company are now being allocated to financial services operations.

         No provision for losses on credit sales was recorded in the first six months of fiscal 1996. The Company provides for estimated losses based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the loan portfolio.

         Non-financial services interest expense rose from $1,014,000 to $1,253,000 due principally to permanent financing for new manufacturing facilities, a corporate aircraft and the employee stock ownership plan.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense increased 4%, reflecting a $2,254,000 increase in short-term interest expense due to significant increases in loan volume. This increase was offset by a 26% decrease in interest on long-term debt due to declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

         The Company's effective income tax rate was 39.0% in fiscal 1996 compared to the pro forma effective tax rate of 38.4% in fiscal 1995. The increase in the effective tax rate is due primarily to higher state income taxes.


                         LIQUIDITY AND CAPITAL RESOURCES

         Receivables and investments decreased from September 30, 1995 primarily due to the timing of the Company's securitization of loans held for sale. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company closed securitizations in October and February totalling approximately $350 million. Short-term borrowings principally reflect outstanding advances on the Company's warehouse line of credit used to finance originated loans prior to securitization or other permanent financing. Management believes that permanent financing for its installment sale contracts remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every three to four months.

         Management believes that the availability of permanent financing for originated loans, short-term credit facilities and cash generated by operations are sufficient to provide for the Company's short-term liquidity needs. At the end of the second quarter of fiscal 1996, the Company replaced its $130 million installment loan warehouse line of credit with a new $175 million commercial paper facility. During the third quarter of fiscal 1996, the Company intends to renegotiate its line of credit secured by inventory, increasing the line to $125 million from $75 million and also decreasing the interest rate.

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

   PART II.         OTHER INFORMATION

   Item 4.        Submission of Matters to a Vote of Security Holders

                  Information required by this item was provided in the Form 10-Q filed for the quarter ended December 31, 1995.


   Item 6.        Exhibits and Reports on Form 8-K

                   a)      Exhibits

                           (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                           (11)   Statement re Computation of Earnings Per Share

                           (27) Financial Data Schedule (filed in electronic format only)

                   b)      Reports on Form 8-K

                           No reports on Form 8-K were filed for the quarter ended March 31, 1996.

                  Items 1, 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  May 14, 1996


                                                  OAKWOOD HOMES CORPORATION




                                                  BY: s/ C. Michael Kilbourne
                                                      C. Michael Kilbourne
                                                      Executive Vice President
                                                      (Chief Financial Officer)
                                                      (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                          Commission File Number
   March 31, 1996                                         1-7444


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