Form 10-Q
period 1996-06-30
OAKWOOD HOMES CORP
filed 1996-08-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number         1-7444

                           OAKWOOD HOMES CORPORATION
             (Exact name of registrant as specified in its charter)


        North Carolina                               56-0985879
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


            7800 McCloud Road, Greensboro, North Carolina 27409-9634
                    (Address of principal executive offices)

Post Office Box 27081, Greensboro, North Carolina 27425-7081 (Mailing address of principal executive offices)

                                 (910) 664-2400
              (Registrant's telephone number, including area code)

   7025 Albert Pick Road, Suite 301, Greensboro, North Carolina 27409 (Former
                    address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 1996.

Common Stock, Par Value $.50 Per Share . . . . . . . . . .45,214,488

                         QUARTERLY REPORT ON FORM 10-Q

                  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended June 30, 1996

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                                                                          Three months ended
                                                                                                                June 30,
                                                                                                         1996                1995

Revenues
        Net sales                                                                                      $239,305             $204,240
        Financial services income                                                                        18,909               16,448
        Other income                                                                                      5,253                5,455
          Total revenues                                                                                263,467              226,143

Costs and expenses
        Cost of sales                                                                                   165,753              148,892
        Selling, general and administrative expenses
          Non-financial services                                                                         58,914               46,455
          Financial services                                                                              4,591                3,189
        Provision for losses on credit sales                                                               --                    971
        Interest expense
          Non-financial services                                                                            510                  648
          Financial services                                                                              4,373                6,096
                Total costs and expenses                                                                234,141              206,251

Income before income taxes                                                                               29,326               19,892
Provision for income taxes                                                                               11,457                7,101

        Net income                                                                                     $ 17,869             $ 12,791

Pro forma information (Note 2)
        Income before income taxes                                                                                          $ 19,892
        Provision for income taxes                                                                                             7,651

        Net income                                                                                                          $ 12,241

Earnings per share (fiscal 1995 amounts are pro forma - Note 2)
        Primary                                                                                        $    .38             $    .27
        Fully diluted                                                                                  $    .38             $    .27

Dividends per share (Note 2)                                                                           $    .01             $    .01

Weighted average number of
        common shares outstanding (Note 2)
        Primary                                                                                          46,686               45,880
        Fully diluted                                                                                    46,686               45,886



                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)


                                                                                                          Nine months ended
                                                                                                               June 30,
                                                                                                        1996             1995

Revenues
        Net sales                                                                                      $606,797             $522,720
        Financial services income                                                                        68,580               44,950
        Other income                                                                                     13,729               12,684
          Total revenues                                                                                689,106              580,354

Costs and expenses
        Cost of sales                                                                                   432,820              386,045
        Selling, general and administrative expenses
          Non-financial services                                                                        147,079              116,789
          Financial services                                                                             13,337                8,547
        Provision for losses on credit sales                                                               --                  1,237
        Interest expense
          Non-financial services                                                                          1,763                1,662
          Financial services                                                                             15,586               16,863
                Total costs and expenses                                                                610,585              531,143

Income before income taxes                                                                               78,521               49,211
Provision for income taxes                                                                               30,623               17,591

        Net income                                                                                     $ 47,898             $ 31,620

Pro forma information (Note 2)
        Income before income taxes                                                                                          $ 49,211
        Provision for income taxes                                                                                            18,896

        Net income                                                                                                          $ 30,315

Earnings per share (fiscal 1995 amounts are pro forma - Note 2)
        Primary                                                                                        $   1.03             $    .66
        Fully diluted                                                                                  $   1.03             $    .66

Dividends per share (Note 2)                                                                           $    .03             $    .03

Weighted average number of
        common shares outstanding (Note 2)
        Primary                                                                                          46,418               45,950
        Fully diluted                                                                                    46,453               46,051


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)


                                                                                                   June 30,           September 30,
   ASSETS                                                                                             1996                  1995

Cash and cash equivalents                                                                         $  32,912               $   6,189
Receivables and investments                                                                         468,660                 480,875
Inventories
        Manufactured homes                                                                          151,164                 136,457
        Work-in-process, materials and supplies                                                      15,065                  12,691
        Land/homes under development                                                                  1,315                   2,042
                                                                                                  ---------                 -------
                                                                                                    167,544                 151,190
Properties and facilities                                                                           124,892                 101,758
Deferred income taxes                                                                                16,301                  15,546
Other assets                                                                                         25,988                  27,082
                                                                                                  ---------                 -------
                                                                                                  $ 836,297               $ 782,640

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                                             $ 172,407               $ 154,400
Notes and bonds payable                                                                             140,259                 198,812
Accounts payable and accrued liabilities                                                            144,242                  87,405
Reserve for contingent liabilities                                                                    2,376                   3,184
Other long-term obligations                                                                           7,984                  20,431

Shareholders' equity
        Common stock, $.50 par value; 100,000,000
          shares authorized; 45,176,000 and 22,145,000
        shares issued and outstanding                                                                22,588                  11,086
        Additional paid-in capital                                                                  141,685                 149,482
        Retained earnings                                                                           206,556                 160,000
                                                                                                   --------                --------
                                                                                                    370,829                 320,568
        Unearned ESOP shares                                                                         (1,800)                 (2,160)
                                                                                                    369,029                 318,408
                                                                                                  $ 836,297               $ 782,640


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                                      Nine months ended
                                                                                                             June 30,

                                                                                                    1996                      1995

Operating activities
        Net income                                                                              $  47,898                 $  31,620
        Items not requiring (providing) cash
                Depreciation and amortization                                                       7,678                     6,715
                Deferred income taxes                                                                (755)                   (1,720)
                Provision for losses on credit sales                                                 --                       1,237
                Gain on sale of securities                                                        (15,020)                     (776)
                Other                                                                                 290                       344
                (Increase) in other receivables                                                   (12,627)                  (18,795)
                (Increase) in inventories                                                         (16,354)                  (58,226)
                Increase in accounts payable and accrued liabilities                               46,606                    13,765
                Increase (decrease) in other long-term obligations                                 (2,087)                    7,695
                        Cash provided (used) by operations                                         55,629                   (18,141)
                Installment receivables issued                                                   (490,330)                 (333,772)
                Purchase of installment loan portfolio                                             (1,465)                     --
                Sale of installment loans                                                         497,374                    353,951
                Receipts on installment receivables                                                18,434                    28,984
                  Cash provided by operating activities                                            79,642                    31,022

Investing activities
        Additions to properties and facilities                                                    (29,569)                  (32,362)
        Other                                                                                      (1,833)                   (1,409)
                Cash used by investing activities                                                 (31,402)                  (33,771)

Financing activities
        Net borrowings (repayments) on short-term credit facilities                                18,007                    (4,000)
        Issuance of notes and bonds payable                                                          --                      29,890
        Payments on notes and bonds                                                               (41,597)                  (31,485)
        Cash dividends                                                                             (1,342)                   (1,269)
        Distribution to S corporation shareholders                                                   --                      (2,111)
        Proceeds from exercise of stock options                                                     3,415                       761
                Cash used by financing activities                                                 (21,517)                   (8,214)

Net increase (decrease) in cash and cash equivalents                                               26,723                   (10,963)

Cash and cash equivalents
        Beginning of period                                                                         6,189                    16,974
        End of period                                                                           $  32,912                 $   6,011



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

Prior to the merger, Destiny was a Subchapter S corporation, and accordingly its results of operations were includable in the income tax returns of its former shareholders. The pro forma financial information for fiscal 1995 set forth in the consolidated statements of income reflects, on a pro forma basis, a provision for income taxes and net income assuming Destiny's results of operations had been included in the Company's income tax returns for such periods.

Because earnings per share for fiscal 1995 computed on the basis of historical net income would not reflect income taxes attributable to Destiny's earnings, historical earnings per share amounts for such periods are not meaningful and accordingly have been omitted. Pro forma earnings per share for fiscal 1995 have been computed on the basis of pro forma net income.

3. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $80 million at June 30, 1996. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $41 million at June 30, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS


Three months ended June 30, 1996 compared to three months ended June 30, 1995

        The following table summarizes certain key statistics for the quarters ended June 30, 1996 and 1995 :
                                                         1996            1995

Retail sales (in millions)                           $  197.7         $  155.2
Wholesale sales (in millions)                            34.5             46.0
Other sales - principally relating to
 communities (in millions)                                7.1              3.0
Total sales (in millions)                               239.3            204.2
Gross profit % - integrated operations                   32.9 %           29.6 %
Gross profit % - wholesale operations                    20.5 %           19.1 %
New single-section homes sold - retail                  3,902            3,588
New multi-section homes sold - retail                   1,807            1,244
Used homes sold - retail                                  445              476
New single-section homes sold - wholesale                 322              477
New multi-section homes sold - wholesale                  958            1,263
Average new single-section sales price - retail       $27,700          $26,200
Average new multi-section sales price - retail        $47,400          $46,300
Average new single-section sales price - wholesale    $14,200          $14,500
Average new multi-section sales price - wholesale     $30,700          $30,800
Weighted average retail sales centers
  open during the period                                  241              186
Average new home sales per sales center                  23.7             26.0


        Retail sales dollar volume increased 27%, reflecting an 18% increase in new unit volume and increases of 6% and 2% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 30% increase in the weighted average number of sales centers open during the period. While average new unit sales per sales center decreased 9%, average dollar sales per center were almost constant, principally due to the increased significance of multi-section homes in the retail unit mix. In the third quarter of fiscal 1996, the Company opened or acquired 12 new sales centers compared to 5 sales centers in the third quarter of fiscal 1995. Because the Company plans to open approximately 45 to 50 new sales centers annually over the next several years, management does not expect any significant increase in the average number of new homes sold per sales center over the near term. Total new retail sales dollars at sales centers open more than one year rose 4% in the quarter, while same store unit sales decreased 3%. Retail sales of multi-section homes accounted for 32% of new home unit sales in the third quarter of fiscal 1996 versus 26% in the prior year.

        Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 25%. The decline in wholesale volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from independent dealers to company-owned retail sales centers. During the quarter ended June 30, 1996, approximately 40% of Golden West's and Destiny's total shipments were to Oakwood sales centers, compared to 8% in the third quarter of fiscal 1995; shipments to Oakwood retail centers are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing company-owned retail centers in Golden West and Destiny markets, the decline in sales to wholesale dealers will continue.

        Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations was 32.9% in the current period compared to 29.6% in the third quarter of the prior year. The increase reflects improved sourcing of retail unit sales from company-owned manufacturing plants as well as improved manufacturing efficiencies. Approximately 92% of the total new unit retail sales volume was manufactured by the Company in the third quarter of fiscal 1996, compared to 77% in the third quarter one year ago.

        Wholesale gross profit margins increased to 20.5% in the current quarter from 19.1% last year, primarily due to increased margins at Destiny. This growth is due to several factors including reductions in certain materials costs and increases in production levels. The integration of Destiny products into the Oakwood distribution system allows for greater production levels at Destiny plants, as well as a reduction in shipments to certain independent dealers with respect to which gross profit margins were not at desired levels.

        Financial services income increased 15% to $18.9 million from $16.4 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization declined to $8.0 million in 1996 from $10.3 million the prior year. Interest on loans held for investment declined due to normal amortization and prepayments, but was partially offset by an increase in interest on loans held for sale due to higher average outstanding balances during the third quarter of fiscal 1996 versus the prior year. Loan servicing fees increased from $3.0 million for the third quarter of 1995 to $4.0 million in the third quarter of 1996, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $1.6 million to $4.5 million, reflecting the shift in the Company's financing strategy toward more frequent securitization of its loans from holding loans for investment.

        Financial services income also includes gains of approximately $772,000 and $542,000, from the sale of asset-backed securities in the third quarter of fiscal 1996 and 1995, respectively.

        Non-financial services selling, general and administrative expenses rose to 24.6% of net sales compared to 22.7% of net sales last year. The majority of the increase in these expenses as a percentage of net sales is attributable to the increased percentage of homes produced by Destiny and Golden West which are being distributed through the Oakwood retail network, and the corresponding decline in wholesale sales. As the Company executes its integration strategy and Destiny and Golden West become largely captive manufacturers, wholesale sales to independent dealers will continue to decline. As a consequence, while Destiny and Golden West selling, general and administrative expenses in absolute dollars are declining, they represent an increased percentage of consolidated sales. Non-financial services selling, general and administrative expenses have also increased as a result of the increased accruals for long-term management incentive compensation payable based upon the level of Company profitability for fiscal 1994 through 1996, expenses related to the increased number of retail sales centers opened during the quarter compared to the prior year and costs incurred in connection with sales centers scheduled to open in future quarters. New retail sales centers typically require a period of several months to reach unit sales levels similar to existing outlets.

        Financial services selling, general and administrative expenses rose 44% on a 26% increase in the average number of loans serviced during the period, a 49% increase in total credit application volume and a 49% increase in loan originations. In addition to cost increases associated with higher origination and servicing volume, financial services general and administrative expenses have increased as a result of allocation to this business unit of certain direct operating costs (principally related to telecommunications) formerly absorbed by the parent company and allocated to non-financial operations.

        No provision for losses on credit sales was recorded in the third quarter of fiscal 1996. The Company provides for estimated losses based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the loan portfolio.

        Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense decreased 28%, due primarily to a 47% decrease in interest on long-term debt due to declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans. In addition, short-term interest expense decreased 8% reflecting a reduction in the short-term interest rates on the Company's line of credit and new commercial paper facilities.

        The Company's effective income tax rate was 39.1% in fiscal 1996 compared to the pro forma effective tax rate of 38.5% in fiscal 1995. The increase in the effective tax rate is due primarily to higher state income taxes.

 Nine months ended June 30, 1996 compared to nine months ended June 30, 1995

        The following table summarizes certain key statistics for the nine months ended June 30, 1996 and 1995 :
                                                              1996     1995

Retail sales (in millions)                            $484.9       $372.5
Wholesale sales (in millions)                          107.2        142.4
Other sales - principally relating to
 communities (in millions)                              14.7          7.8
Total sales (in millions)                              606.8        522.7
Gross profit % - integrated operations                  31.5 %       29.4 %
Gross profit % - wholesale operations                   17.0 %       18.0 %
New single-section homes sold - retail                 9,834        8,647
New multi-section homes sold - retail                  4,304        3,007
Used homes sold - retail                               1,421        1,439
New single-section homes sold - wholesale              1,104        1,752
New multi-section homes sold - wholesale               3,027        3,788
Average new single-section sales price - retail      $27,300      $25,700
Average new multi-section sales price - retail       $47,500      $46,200
Average new single-section sales price - wholesale   $14,000      $14,000
Average new multi-section sales price - wholesale    $29,800      $31,000
Weighted average retail sales centers
  open during the period                                 226          174
Average new home sales per sales center                 62.6         67.0


        Retail sales dollar volume increased 30%, reflecting a 21% increase in new unit volume and increases of 6% and 3% in the average new unit sales prices of single-section and multi-section homes, respectively. New unit volume rose primarily due to a 30% increase in the weighted average number of sales centers open during the period. While average new unit sales per sales center decreased 7%, average dollar sales per center increased slightly, principally due to the increased significance of multi-section homes in the retail unit mix. In the first nine months of fiscal 1996, the Company opened or acquired 48 new sales centers compared to 36 sales centers in the first nine months of fiscal 1995. Because the Company plans to open approximately 45 to 50 new sales centers annually over the next several years, management does not expect any significant increase in the average number of new homes sold per sales center over the near term. Total new retail sales dollars at sales centers open more than one year rose 6% in the period, while same store unit sales declined .4%. Retail sales of multi-section homes accounted for 30% of new home unit sales in the first nine months of fiscal 1996 versus 26% in the prior year.

        Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 25%, primarily due to lower unit volume. The decline in wholesale unit volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from independent dealers to company- owned retail sales centers. During the nine months ended June 30, 1996, approximately 29% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 6% in the first nine months of fiscal 1995; these shipments to Oakwood retail centers are not included in the wholesale dollar sales and unit sales in the table above. In addition, Golden West's total shipments declined 13% due to the closing of the Sacramento facility during the third quarter of 1995. Although the Sacramento capacity was replaced with a new line at the Albany, Oregon plant, its shipments were not fully replaced due to the ramp up of production during the start-up phase as well as soft market conditions in the Pacific Northwest.

        Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations was 31.5% in the current period compared to 29.4% in the prior year. The increase primarily reflects improved sourcing of retail unit sales from company-owned manufacturing plants. Approximately 89% of the total new unit retail sales volume was manufactured by the Company in the first nine months of fiscal 1996, compared to 75% one year ago.

        Wholesale gross profit margins decreased to 17.0% in the current period from 18.0% last year, primarily due to start-up costs incurred in a plant expansion at the Albany, Oregon facility, which increased capacity by approximately 40% during the first quarter. During the first nine months of fiscal 1996, production at Golden West's Albany plant rose 26% from the level in the first nine months of fiscal 1995, and the plant operated at 75% of newly increased capacity. Utilization at the Perris, California plant increased during the period to 76% from 63% last year, principally as the result of producing new models for Oakwood retail centers.

        Financial services income increased 53% to $68.6 million from $45.0 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased to $25.5 million for the first nine months of fiscal 1996 from $28.3 million in the prior year. Interest on loans held for investment declined due to normal amortization and prepayments, but was partially offset by an increase in interest on loans held for sale due to higher average outstanding balances during fiscal 1996 versus the prior year. Loan servicing fees increased from $8.9 million for the first nine months of 1995 to $11.4 million for the same period in 1996, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $4.6 million to $12.0 million, reflecting the shift in the Company's financing strategy toward more frequent securitization of its loans from holding loans for investment.

        Financial services income for the first nine months of fiscal 1996 and 1995 also includes gains of approximately $15.0 million and $776,000, respectively, from the sale of asset-backed securities. The substantially increased gains in 1996 resulted from a widening of the excess servicing spread in two securitizations due to the bond market rally which continued into mid-February, improved credit ratings assigned to the securities sold, and a reduction in the credit spread over treasurys demanded by purchasers of the securities. In addition, the Company's increasing sales of multi-section homes has resulted in multi-section loans comprising a larger percentage of the assets sold. Multi-section loans have longer average terms and lower anticipated credit losses than loans for single-section homes, which contributes to the value of the residual interest in the securitization. Finally, the Company has experienced a continuing decline in its transaction costs, reflecting competitive conditions on Wall Street and the Company's increased experience in securitizing loans in the public market. Except for the spread widening resulting from the bond market rally, which will recur irregularly, management believes that the other factors giving rise to the gain will continue to affect its future securitizations on a regular basis, and accordingly believes that gains on asset securitizations will be a recurring element of the Company's earnings stream. In addition to the gains recorded on the closing dates of securitizations, the Company expects to earn future income from its investment in the residual REMIC interest in these transactions, consistent with its securitizations closed in prior years. The first nine months of fiscal 1996 also include a $1.4 million nonrecurring gain on the resecuritization of approximately $32 million of subordinated REMIC securities.

        Non-financial services selling, general and administrative expenses rose to 24.2% of net sales compared to 22.3% of net sales last year. As described in the quarterly discussion above, the majority of the increase in these expenses as a percentage of sales relates to the increased percentage of homes produced by Destiny and Golden West which are being sold through the Oakwood retail network and the corresponding decline in wholesale sales. Although this strategy impacts gross margin positively, it also increases non-financial selling, general and administrative expenses as a percentage of net sales as Destiny and Golden West costs are increasingly spread over the Oakwood retail sales base. Non-financial selling, general and administrative expenses have also risen as a result of increased accruals for long-term management incentive compensation payable based upon the level of Company profitability for fiscal 1994 through 1996, costs associated with the increased number of new sales centers opened during fiscal 1996 and expenses related to sales centers which have not yet opened.

        Financial services selling, general and administrative expenses rose 56% on a 25% increase in the average number of loans serviced during the period, a 60% increase in total credit application volume and a 47% increase in loan originations. As described in the quarterly discussion above, certain direct operating costs previously absorbed by the parent company are now being allocated to financial services operations.

        No provision for losses on credit sales was recorded in the first nine months of fiscal 1996, reflecting the increased seasoning on loans held for investment and loans sold with full or limited recourse. The Company provides for estimated losses based on the Company's historical loss experience, current repossession trends and costs and management's assessment of the current credit quality of the loan portfolio.

        Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense decreased 8%, reflecting a $3.6 million decrease in interest on long-term debt due to declining and retired long-term debt balances. This decrease was offset by a $2.1 million increase in short-term interest due to significant increases in loan volume. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

        The Company's effective income tax rate was 39.0% in fiscal 1996 compared to the pro forma effective tax rate of 38.4% in fiscal 1995. The increase in the effective tax rate is due primarily to higher state income taxes.


                        LIQUIDITY AND CAPITAL RESOURCES

        Receivables and investments decreased from September 30, 1995 primarily due to the timing of the Company's securitization of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization.

Through its Oakwood Mortgage Investors ("OMI") subsidiary, the Company closed securitizations in October and February totaling approximately $350 million. The Company also closed a private securitization of $101 million in May and a third securitization of $215 million through OMI in July.

        Short-term borrowings principally reflect outstanding advances on the Company's warehousing facility used to finance originated loans prior to securitization or other permanent financing. Management believes that permanent financing for its installment sale contracts remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every three to four months.

        Management believes that the availability of permanent financing for originated loans, short-term credit facilities and cash generated by operations are sufficient to provide for the Company's short-term liquidity needs. The Company is in the process of renegotiating its $75 million line of credit to $125 million.

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

PART II.                OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

        a)      Exhibits

                (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                (10.1) Oakwood Homes Corporation Key Employee Stock Plan, as amended July 23, 1996

                (10.2) Oakwood Homes Corporation Executive Incentive Compensation Plan, as amended July 23, 1996

                (10.3) Form of Long-Term Incentive Compensation Award Agreement dated November 15, 1995

                (10.4) Schedule identifying omitted Long-Term Incentive Compensation Award Agreements which are substantially identical to the Form of Long-Term Incentive Compensation Award Agreement and the percentage participation under the Long-Term Incentive Compensation Award Agreements

                (11)    Statement re Computation of Earnings Per Share

                (27) Financial Data Schedule (filed in electronic format only)

         b)     Reports on Form 8-K

                No reports on Form 8-K were filed for the quarter ended June 30, 1996.

        Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 14, 1996


                           OAKWOOD HOMES CORPORATION




                         BY:     s/  C. Michael Kilbourne
                                 C. Michael Kilbourne
                                 Executive Vice President
                                 (Chief Financial Officer)
                                 (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                   ITEM 6(a)

                                   FORM 10-Q

                                QUARTERLY REPORT


For the quarter ended                  Commission File Number
June 30, 1996                             1-7444


OAKWOOD HOMES CORPORATION
EXHIBIT INDEX

Exhibit No.     Exhibit Description

        4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt

        10.1 Oakwood Homes Corporation Key Employee Stock Plan, as amended July 23, 1996

        10.2    Oakwood Homes Corporation Executive Incentive
                Compensation Plan, as amended July 23, 1996

        10.3    Form of Long-Term Incentive Compensation Award
                Agreement dated November 15, 1995

        10.4    Schedule identifying omitted Long-Term Incentive
                Compensation Award Agreements which are substantially identical to the Form of Long-Term Incentive
                Compensation Award Agreement and the percentage participation under the Long-Term Incentive
                Compensation Award Agreements

         11     Statement re Computation of Earnings Per Share

        27      Financial Data Schedule (filed in electronic format only)