Form 10-K
period 1996-09-20
OAKWOOD HOMES CORP
filed 1996-12-27
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1996

         OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to _____________

Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
             (Exact name of Registrant as specified in its charter)

   NORTH CAROLINA                                          56-0985879
(State of incorporation)                   (I.R.S. Employer Identification No.)

                  7800 McCloud Road, Greensboro, NC 27409-9634
                    (Address of principal executive offices)

                Post Office Box 27081, Greensboro, NC 27425-7081
                (Mailing address of principal executive offices)

Registrant's telephone number, including area code:  910/664-2400

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

         The aggregate market value of shares of the Registrant's $.50 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of November 29, 1996 was $957,767,598.

         The number of issued and outstanding shares of the Registrant's $.50 par value Common Stock, its only outstanding class of Common Stock, as of November 29, 1996 was 45,848,319 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                           Parts Into Which
   Incorporated Documents                                     Incorporated

Annual Report to Shareholders for                          Parts I and II
  for the fiscal year ended
  September 30, 1996

Proxy Statement for Annual Meeting                         Parts I and III
  of Shareholders to be held
  January 29, 1997

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Item 1 - Business

         The Registrant, which was founded in 1946, designs, manufactures and markets manufactured homes and finances the majority of its sales. The Registrant operates five manufacturing plants in North Carolina, four in Georgia, three in Texas, and one each in California, Colorado, Oregon and Tennessee. The Registrant's manufactured homes are sold at retail through 255 Registrant owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 92 independent retailers located primarily in the western and southern United States. The Registrant also earns commissions on insurance written for the Registrant's customers.


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

         The Registrant manufactures 14-foot and 16-foot wide single section homes and 24-foot and 28-foot wide multi-section homes consisting of two floors which are joined at the homesite. The Registrant also manufactures a limited number of multi-section homes consisting of three or four floors. The Registrant's homes range from 40 feet to 80 feet in length. The Registrant's single-section homes are sometimes placed on rental lots in communities of similarly constructed homes.

         The Registrant manufactures homes at sixteen plants located in Moultrie, Georgia (4); Richfield (2), Rockwell (2) and Pinebluff, North Carolina; Hillsboro (2) and Ennis, Texas; Perris, California; Albany, Oregon; Fort Morgan, Colorado; and Pulaski, Tennessee. The Registrant is presently expanding its facilities in Moultrie, Georgia.

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

Sales

         At September 30, 1996, the Registrant sold manufactured homes through 255 Registrant owned and operated sales centers located in 27 states primarily in the southeast and southwest. See "Manufactured Home Sales Centers." The Registrant opened 60 new sales centers and closed three sales centers in fiscal 1996. Each of the Registrant's sales centers is assigned Registrant-trained sales personnel. Each salesperson is paid a commission based on the gross margin of his or her sales, and each sales manager is paid a commission based on the profits of the sales center. These commissions may be reduced if certain operational objectives are not met.

         The Registrant operates its sales centers under the names Oakwood(R) Mobile Homes, Freedom Homes(R), Victory Homes and Golden Homes(R). At its sales centers, the Registrant sells homes manufactured by it as well as by other manufacturers. The Registrant uses purchases from independent manufacturers to supplement its manufacturing. In fiscal 1996, approximately 80% of the Registrant's total dollar volume of sales represented retail sales of new homes. Approximately 89% of the Registrant's retail sales of new homes were homes manufactured by the Registrant and 11% represented sales of new homes manufactured by others. The Registrant has not had difficulty purchasing homes from independent manufacturers and believes an adequate supply of such homes is available to meet its needs.

         The Registrant also sells used homes acquired in trade-ins. At September 30, 1996, the Registrant's inventory of used homes was 864 homes as compared to 728 homes at September 30, 1995. Used homes in inventory do not include repossessed units.

         The Registrant also sells its homes to approximately 92 independent retailers located primarily in California, Oregon, Utah, Washington, Georgia, North Carolina, and South Carolina as well as in 10 other western and southern states. Sales to independent retail dealers accounted for approximately 16% of the Registrant's total dollar volume of sales in fiscal 1996 as compared to 25% in fiscal 1995. As the Registrant adds Registrant-owned sales centers in the areas surrounding recent manufacturing acquisitions, the Registrant expects that this percentage will continue to decline.

         During recent years, the Registrant has placed increased emphasis on the sale of multi-section homes. In fiscal 1996, the Registrant's retail sales of new multi-section homes were 32% of the total number of new homes sold at retail, as compared to 28% in fiscal 1995.

         The retail sales price for new single section homes sold by the Registrant in fiscal 1996 generally ranged from $13,000 to $51,000 with a mean sales price of approximately $27,700. The retail sales price of multi-section homes sold by the Registrant generally ranged from $21,000 to $95,000, with a mean sales price of approximately $47,900.

         The Registrant's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a substantial majority of the homes manufactured by the Registrant are sold directly to retail customers, the Registrant's backlog of orders is not material.


Registrant Retail Sales Financing

         A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 87% of the Registrant's retail unit sales in fiscal 1996 were financed by installment sale contracts arranged by the Registrant, each of which generally required a minimum 5% down payment and provided for equal monthly payments generally over a period of seven to 30 years. In fiscal 1996, of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes, 94% were installment sales financed and warehoused by the Registrant for investment or later sale and 6% were installment sales financed by others without recourse to the Registrant. The remaining 13% of retail unit sales were paid for with cash. At September 30, 1996, the Registrant held installment sale contracts with a principal balance of approximately $395,475,000 and serviced an additional $1,132,757,000 principal balance of installment sale contracts, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts held by the Registrant are pledged to financial institutions as collateral for loans to the Registrant.

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

         The Registrant's ability to finance installment sale contracts is dependent on the availability of funds to the Registrant. The Registrant obtains funds to finance installment sale contracts primarily through sales of REMIC Trust certificates to institutional investors. During fiscal 1996, the Registrant sold $698,411,000 of REMIC securities. The Registrant generally has no credit exposure with respect to securitized contracts except (1) with respect to breaches of representations and warranties, (2) to the extent of any retained interests in a REMIC or (3) with respect to required servicer advances.

         The Registrant also obtains financing from loans insured by the FHA. These installment sale contracts are permanently funded primarily through the GNMA pass-through program, under which the Registrant issues obligations guaranteed by GNMA. During fiscal 1996, the Registrant issued approximately $23 million in obligations guaranteed by GNMA. FHA insurance minimizes the Registrant's exposure to losses on credit sales.

         The Registrant uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing at fixed rates.

         In the past, the Registrant sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Registrant in the event of default by the buyer. The Registrant receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totalled $783,000 in fiscal 1996. The Registrant's contingent liability on installment sale contracts sold with full and limited recourse was approximately $75 million at September 30, 1996.

Independent Dealer Retail Sales Financing

         The Registrant provides permanent financing for homes sold by certain independent dealers that sell Registrant manufactured homes. During fiscal 1996, the Registrant financed approximately $55 million of the retail sales of these independent dealers.

         The Registrant from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 1996, purchases of loan portfolios were not significant.

         During the fourth quarter of fiscal 1996, the Registrant entered into a joint venture with Deutsche Financial Services Corporation ("DFS"), a subsidiary of Deutsche Bank, to provide retail sales financing for other independent dealers. DFS is the largest wholesale financing source for manufactured housing inventory purchased by independent dealers. The Registrant and DFS are equal owners of the joint venture.

         Under the joint venture DFS provides marketing services and the Registrant is responsible for loan origination and loan servicing. The Registrant and DFS are separately compensated for their respective services. Retail contracts are owned by the joint venture and the joint venture expects to finance the contracts generally in the same manner as the Registrant. Because the joint venture was recently formed, it did not have a material impact on fiscal 1996.

Delinquency and Repossession

         In the event an installment sale contract becomes delinquent, the Registrant, either as owner of the contract or as servicer, or any financial institution that may have purchased the contract with full recourse to the Registrant, normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. Thereafter the Registrant is required to repurchase the installment sale contract if it has been sold to a financial institution with full recourse. The Registrant, as owner or servicer, generally repossesses the home after payments have become 60 to 90 days delinquent if the Registrant is not able to work out a satisfactory arrangement with the customer. After repossession, the Registrant transports the home to a Registrant owned and operated sales center where the Registrant attempts to resell the home or contracts with an independent party to remarket the home. The Registrant also sells repossessed homes at wholesale.

         In an effort to minimize repossessions on contracts sold with full recourse, the Registrant monitors the servicing and collection efforts of many of the financial institutions to which the Registrant has sold installment sale contracts with full recourse. In addition, the Registrant performs the collection work on all installment sale contracts it has sold with recourse to two of its major purchasers of installment sale contracts. The Registrant is currently responsible for collection activities on 54% of the installment sale contracts which it has sold to independent financial institutions with full recourse. The Registrant is paid a fee by the financial institutions for performing this service.

         The Registrant maintains a reserve for estimated credit losses on installment sale contracts owned by the Registrant or sold to third parties with full or limited recourse. The Registrant provides for losses on credit sales in amounts necessary to maintain the reserves at amounts the Registrant believes are sufficient to provide for future losses based on the Registrant's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1996, 1995 and 1994, as a result of expenses incurred due to defaults and repossessions, $4,534,000, $4,937,000 and $4,339,000, respectively, was charged to the reserve for losses on credit sales. The Registrant's reserve for losses on credit sales at September 30, 1996 was $8,261,000, as compared to $11,795,000 at September 30, 1995 and $14,623,000 at September 30, 1994.

         In fiscal 1996, 1995 and 1994, the Registrant repossessed 2,858, 1,824 and 1,407 homes, respectively. The Registrant's inventory of repossessed homes was 642 homes at September 30, 1996 as compared to 425 homes at September 30, 1995 and 375 homes at September 30, 1994. The estimated net realizable value of repossessed homes in inventory at September 30, 1996 was approximately $15,785,000. Information concerning repossessions includes homes repossessed as servicer.

         The net losses resulting from repossessions on Registrant originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1996, 1995 and 1994 was 1.01%, 0.75% and 0.66%, respectively.

         At September 30, 1996 and September 30, 1995, delinquent installment sale contracts expressed as a percentage of the total number of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:



                         Total Number                               Delinquency Percentage
                         of Contracts                                 September 30, 1996
                                                      ------------------------------------------------------------

                                                         30 days          60 days          90 days          Total


Registrant-serviced                    1
    contracts..........          71,297                 1.2%            0.5%             0.8%             2.5%
Contracts sold with full
    recourse and
    serviced by others..
                                   4,705                 2.9%            0.7%             0.7%             4.3%



                         Total Number                               Delinquency Percentage
                         of Contracts                                 September 30, 1995
                                                      ------------------------------------------------------------

                                                         30 days          60 days          90 days          Total
Registrant-serviced                    1
    contracts..........          56,438                  1.2%            0.3%             0.6%             2.1%
Contracts sold with full
    recourse and
    serviced by others.
                                   5,972                 2.3%            0.5%             0.8%             3.6%



--------
1 Excludes certain loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.

         At September 30, 1996 and September 30, 1995, delinquent installment sale contracts expressed as a percentage of the total outstanding principal balance of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:


                           Total Value                            Delinquency Percentage
                           of Contracts                             September 30, 1996
                                                       ------------------------------------------------------

                                                    30 days          60 days          90 days          Total

Registrant-serviced
    contracts..........       $1,689,270,000          1.2%            0.4%             0.8%             2.4%
Contracts sold with full
    recourse and
    serviced by others.
                                 $46,000,000          3.2%            0.7%             0.7%             4.6%



                                 Total Value                                Delinquency Percentage
                                of Contracts                                  September 30, 1995
                                                       -----------------------------------------------------------------

                                                          30 days          60 days          90 days          Total
Registrant-serviced                              1
    contracts..........            $1,174,187,000          1.1%            0.3%             0.6%             2.0%
Contracts sold with full
    recourse and
    serviced by others.
                                      $62,000,000          2.5%            0.5%             0.7%             3.7%

-------------
1 Excludes certain loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October



Independent Retailer Repurchase Obligations

         Substantially all of the independent retailers who purchase homes from the Registrant finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution may require the Registrant to enter into a repurchase agreement with the financial institution under which the Registrant is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Registrant agrees to repurchase homes at declining prices over the period of the agreement. At September 30, 1996, the Registrant estimates that its contingent liability under these repurchase agreements was approximately $36 million. The Registrant's losses under these arrangements have not been significant.

Insurance

         The Registrant acts as agent for certain insurance companies and earns commissions on homeowners insurance, credit life insurance and extended warranty contracts written for its customers. The Registrant generally requires customers purchasing homes pursuant to installment sale contracts to have homeowners insurance until the principal balance of the contract is paid. In fiscal 1996, 80% of the Registrant's retail customers obtained homeowners insurance through the Registrant, 28% obtained credit life insurance through the Registrant and 47% purchased extended warranties. Historically, a substantial number of such customers have renewed homeowners policies through the Registrant for which the Registrant receives renewal commissions. The Registrant's commissions may be increased based on the actual loss experience under homeowners policies written by the Registrant.

         The Registrant reinsures, through a subsidiary, substantially all of the credit life insurance written by the Registrant. The subsidiary's contingent liability is without recourse to the Registrant.

Manufactured Housing Communities

         The Registrant was previously engaged in the development and management of manufactured housing rental communities. In fiscal 1996, the Registrant sold all seven of its manufactured housing rental communities. The Registrant does not expect to develop any additional rental communities.

         The Registrant has under development or has developed four manufactured housing subdivisions at Calabash, Greensboro, Hendersonville and Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course included in the property. In these subdivisions, homes and lots are sold together. The Calabash and Greensboro communities are substantially completed and sold. The Registrant intends to attempt to sell its remaining interests in these four subdivisions and does not expect to develop additional subdivisions.

         The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located at Deltaville, Virginia. The Registrant intends to offer this property for sale.

Competition

         The manufactured housing industry is highly competitive with particular emphasis on price, financing terms and features offered. There are numerous retail dealers and financing sources in most locations where the Registrant conducts retail and financing operations. Several of these financing sources are larger than the Registrant and have greater financial resources. There are numerous firms producing manufactured homes in the Registrant's market area, many of which are in direct competition with the Registrant. Several of these manufacturers, which generally sell their homes through independent dealers, are larger than the Registrant and have greater financial resources.

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

Regulation

         A variety of laws affect the financing of manufactured homes by the Registrant. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sale contracts eligible for inclusion in the GNMA Program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of the installment sale contracts and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts. The sale of insurance products by the Registrant is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

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

         The Registrant's manufacture of homes is subject to the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development ("HUD") promulgated regulations, which have been amended from time to time, under this Act establishing comprehensive national construction standards covering many aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection.

         The transportation of manufactured homes on highways is subject to regulation by various Federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and housing regulations.

Financial Information About Industry Segments

         Financial information for each of the three fiscal years in the period ended September 30, 1996 with respect to the Registrant's manufactured home operations and retail sales financing operations are incorporated herein by reference to page 34 of the Registrant's 1996 Annual Report to Shareholders.

Employees

         At September 30, 1996, the Registrant employed 6,192 persons, of which 2,237 were engaged in sales and service, 3,294 in manufacturing 330 in consumer finance and 331 in executive, administrative and clerical positions.

Item 2 - Properties

Offices

         The Registrant owns its executive office space in Greensboro, North Carolina which it completed in fiscal 1996. The Registrant also owns two additional office buildings, which formerly served as its executive office space, located in two adjacent three-story buildings in Greensboro, North Carolina, which currently are vacant and will be offered for sale. The Registrant also leases office space in Texas and Arizona.

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

         The land and buildings at these facilities were subject to mortgages with an aggregate balance of $17,359,000 at September 30, 1996.

         The Registrant's manufacturing facilities are generally one story metal prefabricated structures. The Registrant believes its facilities are in good condition.

         Based on the Registrant's normal manufacturing schedule of one shift per day for a five-day week, the Registrant believes that its sixteen plants have the capacity to produce approximately 41,875 floors annually, depending on product mix. During fiscal 1996, the Registrant manufactured 34,950 floors at its plants.

Manufactured Home Sales Centers

         The Registrant's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Registrant operated 255 sales centers at September 30, 1996 located in 27 states distributed as follows: North Carolina
(60), Texas (39), South Carolina (20), Tennessee (15), Virginia (15), Kentucky
(14), Alabama (13), Georgia (10), Washington (8), Arizona (6), Arkansas (6), Florida (6), Missouri (6), New Mexico (6), Idaho (4), California (3), Colorado
(3), Delaware (3), Mississippi (3), West Virginia (3), Kansas (2), Louisiana
(2), Oklahoma (2), Oregon(2), Utah (2), Indiana (1), and Ohio (1).

         Twenty-seven sales centers are on property owned by the Registrant and the other locations are leased by the Registrant for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Registrant during the year ended September 30, 1996 for the leased sales centers totalled approximately $6,657,000.

Manufactured Housing Communities

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

         The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. At September 30, 1996, this property was subject to a mortgage with a total balance of $915,000.

Item 3 - Legal Proceedings

         The Registrant is a defendant in a number of suits which are incidental to the conduct of its business.

Item 4 - Submission of Matters to a Vote of Security Holders

         Not applicable.

Separate Item - Executive Officers of the Registrant

         Information as to executive officers of the Registrant who are directors and nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 1997. Information as to the executive officers of the Registrant who are not directors or nominees is as follows:



Name                                            Age          Information About Officer

William G. Edwards                               52          Executive  Vice  President  -  Manufacturing  and Chief
                                                             Operating  Officer  of  Homes  By  Oakwood,  Inc.  (the
                                                             Registrant's   manufacturing  subsidiary)  since  1996;
                                                             Senior Vice President - Eastern Manufacturing  1995-96;
                                                             President  and  Chief  Executive   Officer  of  Destiny
                                                             Industries,   Inc.   (manufactured  home  manufacturer)
                                                             1978-1995.

Larry T. Gilmore                                 55          Executive Vice  President - Consumer  Finance and Chief
                                                             Operating  Officer  of Oakwood  Acceptance  Corporation
                                                             (the Registrant's  finance subsidiary) since 1994; Vice
                                                             President  and  Chief  Operating   Officer  of  Oakwood
                                                             Acceptance Corporation 1991-1994.

Douglas R. Muir                                  42          Senior  Vice   President  and  Secretary   since  1994;
                                                             Treasurer since 1993;  Partner,  Price  Waterhouse LLP,
                                                             1988-1993.
Jeffrey D. Mick                                  44          Senior  Vice  President  since 1994;  Controller  since
                                                             1992;       Executive       Vice       President      -
                                                             Operations/Distribution,     Brendle's    Incor-porated
                                                             (discount  department  store retailer),  1990-1992.  In
                                                             November  1992,   Brendle's   Incorporated   filed  for
                                                             reorganization  under  Chapter 11 of the United  States
                                                             Bankruptcy Code.

Myles E. Standish                                42          Senior Vice  President and General  Counsel since 1995;
                                                             Partner,  Kennedy Covington  Lobdell & Hickman,  L.L.P.
                                                             attorneys at law 1987-1995.

J. Michael Stidham                               43          Executive Vice  President - Retail and Chief  Operating
                                                             Officer   of   Oakwood   Mobile



                                                             Homes, Inc. (the Registrant's retail sales subsidiary)
                                                             since 1994; Vice President and Chief Operating Officer
                                                             of Oakwood Mobile Homes, Inc. 1992-1994; Vice President
                                                             of Oakwood Mobile Homes, Inc., 1989-1992.


         All executive officers were elected to their current positions at annual meetings of the Board of Directors of the Registrant or its subsidiaries held on January 31, 1996, except Mr. Edwards, who was elected to his current position on July 1, 1996. Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                     PART II

Items 5-8

         Items 5 and 7-8 are incorporated herein by reference to pages 13 to 36 of the Registrant's 1996 Annual Report to Shareholders and to the sections captioned Securities Exchange Listing and Number of Shareholders of Record on the inside back cover page of the Registrant's 1996 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Net income," "Earnings per common share--Primary and Fully diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per common share" for the five fiscal years ended September 30, 1996 on page 1 of the Registrant's 1996 Annual Report to Shareholders.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.


                                    PART III

Items 10-13

         Items 10-13 are incorporated herein by reference to the sections captioned Principal Holders of the Common Stock and Holdings of Management, Election of Directors, Compensation Committee Interlocks and Insider Participation, Executive Compensation, Compensation of Directors, Employment Contracts, Termination of Employment and Change in Control Arrangements and
Section 16(a) Beneficial Ownership Reporting Compliance of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held January 29, 1997 and to the separate item in Part I of this Report captioned Executive Officers of the Registrant.

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

                           * 10.25 Schedule identifying omitted Executive Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement in Exhibit 10.31 and payment schedules under Executive Retirement Benefit Employment Agreements (Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

                           * 10.26 Form of Performance Unit Agreement dated November 16, 1993 (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

                           * 10.27 Schedule identifying omitted Performance Unit Agreements which are substantially identical to the Form of Performance Unit Agreement and the target number of performance units under Performance Unit Agreements (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

                           *        10.28   Oakwood Homes Corporation Executive
                           Incentive   Compensation  Plan (Exhibit 10.1 to the
                           Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                           * 10.29 Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                           1996)

                           * 10.30 Form of Long-Term Incentive Compensation Award Agreement dated November 15, 1995 (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                           * 10.31 Schedule identifying omitted Long-Term Incentive Compensation Award Agreements which are substantially identical to the Form of Long-Term Incentive Compensation Award Agreement and the percentage participation under the Long-Term Incentive Compensation Award Agreements (Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                           *        10.32  Form of Second Amendment to
                           Employment   Agreement   between  the Registrant and
                           each of Nicholas J. St. George and A. Steven Michael (filed herewith)

                           *        10.33   Employment  Agreement  between the
                           Registrant and C. Michael Kilbourne (filed herewith)

                                    11      Calculation of Earnings Per Share
                           (filed herewith)

                                    13 The Registrant's 1996 Annual Report to
                           Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith)

                                    21      List of the Registrant's
                           Subsidiaries (filed herewith)

                                    23.1    Consent of Price Waterhouse LLP
                           (filed herewith)

                                    23.2    Consent of Allen, Pritchett &
                           Bassett, CPAs (filed herewith)

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

                                           OAKWOOD HOMES CORPORATION


                                           By:/s/ C. Michael Kilbourne
                                           Name:    C. Michael Kilbourne
                                           Title:   Executive Vice President,
                                                    Chief Financial Officer and
                                                    and Assistant Secretary
                                                    Dated:   December 23, 1996


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




          Signature                         Capacity                               Date

/s/ Nicholas J. St. George              Director and President                 December 23, 1996
Nicholas J. St. George                  and Chief Executive
                                        Officer (Principal
                                        Executive Officer)


/s/ A. Steven Michael                   Director and Executive                 December 23, 1996
A. Steven Michael                       Vice President and
                                        Chief Operating
                                        Officer


/s/ C. Michael Kilbourne                Director and Executive                 December 23, 1996
C. Michael Kilbourne                    Vice President, Chief
                                        Financial Officer and
                                        Assistant Secretary
                                        (Principal Financial Officer)

 /s/ Dennis I. Meyer                    Director                               December 23, 1996
Dennis I. Meyer



          Signature                         Capacity                               Date


/s/ Kermit G. Phillips, II              Director                               December 23, 1996
Kermit G. Phillips, II



/s/ Roger W. Schipke                    Director                               December 23, 1996
Roger W. Schipke



/s/ Sabin C. Streeter                   Director                               December 23, 1996
Sabin C. Streeter


/s/ Francis T. Vincent, Jr.             Director                               December 23, 1996
Francis T. Vincent, Jr.


/s/ Clarence W. Walker                  Director                               December 23, 1996
Clarence W. Walker


/s/ H. Michael Weaver                   Director                               December 23, 1996
H. Michael Weaver


/s/ Douglas R. Muir                     Senior Vice President,                 December 23, 1996
Douglas R. Muir                         Treasurer and
                                        Secretary (Principal
                                        Accounting Officer)

                            OAKWOOD HOMES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         The financial statements, together with the report thereon of Price Waterhouse LLP dated November 4, 1996, appearing on pages 19 to 35 of the accompanying 1996 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                           PAGE

         Report of Allen, Pritchett & Bassett, CPAs on
         financial statements of Destiny Industries, Inc.                   F-1

         Supplementary information to notes to
         consolidated financial statements                                  F-2

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



Allen, Pritchett & Bassett
Tifton, Georgia
December 9, 1994

                            OAKWOOD HOMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION TO NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS



The components of inventories are as follows:


                                                                          September 30,
                                                            1996                   1995                  1994
New manufactured homes                                  $130,443,000           $131,632,0000         $ 78,916,000
Used manufactured homes                                    6,462,000               4,825,000            5,302,000
Homes in progress                                          2,410,000               2,220,000            2,072,000
Land/homes under
development                                                4,820,000               2,042,000            1,534,000
Raw materials and supplies                                11,755,000              10,471,000           10,864,000
                                                        $155,890,000            $151,190,000         $ 98,688,000

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    EXHIBITS

                                  ITEM 14(a)(3)

                                    FORM 10-K

                                  ANNUAL REPORT

                                                                     Commission
For the fiscal year ended                                            File Number
September 30, 1996                                                   1-7444


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

                  10.25 Form of Performance Unit Agreement dated November 16, 1993 (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

                  10.26 Schedule identifying omitted Performance Unit Agreements which are substantially identical to the Form of Performance Unit Agreement and the target number of performance units under Performance Unit Agreements (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994)

                  10.28 Oakwood Homes Corporation Executive Incentive Compensation Plan (Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                  10.29 Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                  10.30 Form of Long-Term Incentive Compensation Award Agreement dated November 15, 1995 (Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
                  1996)

                  10.31 Schedule identifying omitted Long-Term Incentive Compensation Award Agreements which are substantially identical to the Form of Long-Term Incentive Compensation Award Agreement and the percentage participation under the Long-Term Incentive Compensation Award Agreements (Exhibit
                  10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                  10.32 Form of Second Amendment to Employment Agreement between the Registrant and each of Nicholas J. St. George and
                  A. Steven Michael (filed herewith)

                  10.33 Employment Agreement between the Registrant and C. Michael Kilbourne (filed herewith)

                  11       Calculation of Earnings Per Share (filed herewith)

                  13 The Registrant's 1996 Annual Report to Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith)

                  21       List of the Registrant's Subsidiaries (filed
                  herewith)

                  23.1     Consent of Price Waterhouse LLP (filed herewith)

                  23.2 Consent of Allen, Pritchett & Bassett, CPAs (filed herewith)

                  27 Financial Data Schedule (Filed in electronic format only). This schedule is furnished for the information of the Commission and shall not be deemed "filed" for purposes of
                  Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act