Form 10-Q
period 1996-12-31
OAKWOOD HOMES CORP
filed 1997-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996 or

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

        -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 1997.

      Common Stock, Par Value $.50 Per Share . . . . . . . . . . 45,989,129

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 1996

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                   Three months ended
                                                        December 31,

                                                1996                  1995
Revenues
     Net sales                                $ 177,782              $176,269
     Financial services income                   24,772                24,239
     Other income                                 4,636                 3,928
       Total revenues                           207,190               204,436

Costs and expenses
     Cost of sales                              123,812               130,223
     Selling, general and administrative
        expenses
       Non-financial services                    48,367                41,199
       Financial services                         5,784                 4,126
     Interest expense
       Non-financial services                       832                   619
       Financial services                         3,489                 5,519
       Total costs and expenses                 182,284               181,686

Income before income taxes                       24,906                22,750
Provision for income taxes                        9,713                 8,873

     Net income                               $  15,193             $  13,877

Earnings per share
     Primary                                  $     .33             $     .30
     Fully diluted                            $     .33             $     .30

Dividends per share                           $     .01             $     .01

Average shares outstanding
     Primary                                     46,732                46,174
     Fully diluted                               46,732                46,194

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                             December 31,          September 30,
ASSETS                                            1996                  1996

Cash and cash equivalents                        $   19,976      $   28,577
Receivables and investments                         363,935         508,825
Inventories
     Manufactured homes                             170,018         136,905
     Work-in-process, materials and supplies         15,080          14,165
     Land/homes under development                     4,618           4,820
                                                    189,716         155,890
Properties and facilities                           116,985         113,764
Deferred income taxes                                 9,544           9,674
Other assets                                         51,497          25,247
                                                   $751,653        $841,977

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                              $125,900        $145,506
Notes and bonds payable                             122,782         134,379
Accounts payable and accrued liabilities             81,632         157,929
Other long-term obligations                          11,823          12,189

Shareholders' equity
   Common stock, $.50 par value; 100,000,000
    shares authorized; 45,977,000 and
    45,621,000 shares issued and outstanding         22,989          22,811

     Additional paid-in capital                     152,041         149,501
     Retained earnings                              241,196         226,460
                                                    416,226         398,772
     Less:  Unearned compensation                   (6,710)         (6,798)
                                                    409,516         391,974
                                                   $751,653        $841,977

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                            Three months ended
                                                                December 31,



                                                         1996                  1995
Operating activities
     Net income                                          $  15,193            $   13,877
     Items not requiring (providing) cash
       Depreciation and amortization                         3,210                 2,350
       Deferred income taxes                                   130                   104
       Gain on sale of loans                                (4,964)               (6,538)
       Other                                                   744                    --
       Decrease in other receivables                        25,044                 3,290
       (Increase) in inventories                           (33,826)               (4,545)
       (Decrease) in accounts payable and
         accrued liabilities                               (75,079)               (3,449)
       (Decrease) in other long-term obligations              (366)               (2,615)
         Cash provided (used) by operations                (69,914)                2,474
       Loans originated                                   (174,297)             (123,744)
       Purchase of loan portfolios                              --                (1,465)
       Sale of loans                                       291,912               189,972
       Receipts on installment receivables                   7,426                 6,933
         Cash provided by operating activities              55,127                74,170

Investing activities
     Loan to joint venture                                 (25,000)                   --
     Additions to properties and facilities                 (6,181)               (9,715)
     Other                                                  (2,394)               (1,490)
       Cash used by investing activities                   (33,575)              (11,205)

Financing activities
     Net repayments on short-term credit facilities        (19,606)              (46,500)
     Payments on notes and bond                            (11,477)              (11,396)
     Cash dividends                                           (457)                 (444)
     Proceeds from exercise of stock options                 1,387                 1,185
       Cash used by financing activities                   (30,153)              (57,155)

Net increase (decrease) in cash and cash equivalents        (8,601)                5,810

Cash and cash equivalents
     Beginning of period                                    28,577                 6,189
     End of period                                       $  19,976            $   11,999


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


2. The Company is contingently liable as guarantor on installment sale contracts sold to unrelated financial institutions on a full or limited recourse basis. The amount of this contingent liability was approximately $70 million at December 31, 1996. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $37 million at December 31, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS


Three months ended December 31, 1996 compared to three months ended December 31, 1995

         The following table summarizes certain key statistics for the quarters ended December 31, 1996 and 1995 :
                                                             1996         1995

Retail sales (in millions)                                $  150.2    $  133.2
Wholesale sales (in millions)                             $   25.8    $   39.8
Other sales - principally relating to
 communities (in millions)                                $    1.8    $    3.3
Total sales (in millions)                                 $  177.8    $  176.3
Gross profit % - integrated operations                        33.1%       29.5%
Gross profit % - wholesale operations                         16.2%       15.4%
New single-section homes sold - retail                       2,243       2,556
New multi-section homes sold - retail                        1,639       1,294
Used homes sold - retail                                       456         461
New single-section homes sold - wholesale                      211         433
New multi-section homes sold - wholesale                       721       1,102
Average new single-section sales price - retail            $29,100     $26,700
Average new multi-section sales price - retail             $49,600     $47,400
Average new single-section sales price - wholesale         $14,600     $14,100
Average new multi-section sales price - wholesale          $31,200     $30,200
Weighted average retail sales centers
  open during the period                                       259         208



         Retail sales dollar volume increased 13%, reflecting a 1% increase in new unit volume, increases of 9% and 5% in the average new unit sales prices of single-section and multi-section homes, respectively, and an increase in the percentage of total retail unit volume represented by multi-section homes from 34% last year to 42% in the first quarter of fiscal 1997.

     Single-section unit volume decreased 12%, while multi-section unit volume rose 27% from the first quarter of last year. The relative weakness in single-section demand experienced in the quarter is expected to continue and accordingly, the Company has realigned its production capacity to enable increased production of multi-section products. In the near future, only four of the Company's 16 plants will be exclusively dedicated to single-section homes, while eight plants will build exclusively multi-section homes. The remaining four plants will build both products, shifting between single-section and multi-section homes based on market demand.

     In addition to the general weakness in new single-section retail unit volume, the Company experienced particular weakness in both single-section and multi-section new unit sales in the Southwest. The Company has reassigned responsibility for this market within the retail management organization and acted to strengthen the quality of retail supervisory personnel to whom sales center managers in the Southwest report. In addition, the Company believes multi-section sales in the Southwest were adversely affected by excessive manufacturing lead times and insufficient breadth of product offerings. Management believes that redirecting manufacturing capacity to multi-section products will help reduce manufacturing backlogs and enable the Company to offer a broader assortment of products in the Southwest.

         The average selling price for new single-section and multi-section homes sold at retail increased primarily due to a shift in product mix toward higher price points.

         Total new retail sales dollars at sales centers open more than one year decreased 5% in the first quarter of fiscal 1997, primarily due to the weakness in the Southwest. In the first three months of fiscal 1997, the Company opened or acquired seven new sales centers compared to 18 sales centers in the first three months of fiscal 1996. New sales centers typically require a period of several months to reach normalized unit sales levels.

         Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 35%, reflecting a 39% decrease in unit volume. This decrease was slightly offset by increases of 4% and 3% in the average sales price of new single-section homes and multi-section homes, respectively. The decline in wholesale unit volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from independent dealers to company-owned retail sales centers. During the quarter ended December 31, 1996, 55% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 24% in the first quarter of fiscal 1996; these shipments are not included in the wholesale dollar sales and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing company- owned retail centers in Golden West and Destiny markets, the decline in sales to wholesale dealers will continue.

         Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin integrated operations increased to 33.1% in the current period from 29.5% in the first quarter of last year, reflecting improved gross margins at both retail and manufacturing and an increase in the percentage of new homes sold at retail which were produced in company-owned manufacturing plants from approximately 85% during the prior year quarter to approximately 95% in the first quarter of fiscal 1997.

         Wholesale gross profit margins increased to 16.2% in the current quarter from 15.4% last year, primarily due to start-up costs incurred in the first quarter last year associated with a plant expansion at the Albany, Oregon facility, which increased capacity by approximately 40% during the first quarter one year ago.

         Financial services income increased 2% to $24.8 million from $24.2 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $9.3 million in the first quarter of fiscal 1996 to $7.3 million this year. This decrease reflects the amortization of and prepayments on loans held for investment, a decrease in the average balance of loans held for sale resulting from more frequent loan securitization, and a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. The Company is selling via securitization substantially all the loans it originates, and accordingly interest income should continue to decline as the remaining loans held for investment are liquidated. Loan servicing fees increased from $3.6 million for the first quarter of 1996 to $4.9 million in the first quarter of 1997, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $3.2 million to $6.1 million, reflecting the shift in the Company's financing strategy toward securitization of its loans from holding loans for investment.

     Financial services income for the first quarter of fiscal 1997 and 1996 also includes gains of approximately $4.9 million and $6.6 million, respectively, or $.06 per share and $.09 per share, respectively, from the sale of asset-backed securities. The fiscal 1996 gain was unusually large due to a bond market rally in the fall of 1995 which significantly reduced the Company's permanent financing costs on securities sold that quarter. In addition to the gains recorded on the closing date of the securitizations, the Company expects to earn future income from its investment in the residual REMIC interests in these transactions, consistent with its securitizations closed in prior years.

            The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments; management believes these assumptions are conservative. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the quarter ended December 31, 1996, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.13% on an annualized basis of the average principal balance of the related loans, compared to approximately .83% on an annualized basis one year ago. The increase in net credit losses is due principally to higher numbers of defaulted loans rather than to decreased recovery rates on defaults. To counteract this trend, the Company has tightened underwriting standards and focused additional emphasis on closing retail sales with relatively higher credit quality customers. Increased credit losses reduce the Company's yield on retained REMIC residual interests and could also reduce gains on future securitizations.

         The majority of the 18% increase in other income is related to increased insurance commissions resulting from the overall increase in new home dollar sales.

         Non-financial services selling, general and administrative expenses rose to 27.2% of net sales compared to 23.4% of net sales last year. The increase in non-financial services selling, general and administrative expenses as a percentage of net sales was caused by higher selling expenses at retail resulting from a new retail pay plan and the integration of Destiny and Golden West, whose general and administrative expenses are increasingly spread over the Company's retail sales volumes as the Company reduces wholesale sales to non-exclusive independent dealers. This was partially offset by a reduction in accruals relating to long-term incentive compensation plans. Management is currently reviewing its retail compensation plans to ensure the Company's cost structure and related selling expenses are in line with the level of business activity.

         Financial services selling, general and administrative expenses rose 40% on a 27% increase in the average number of loans serviced during the period, a 20% increase in total credit application volume and a 41% increase in loan originations. The fiscal 1997 quarter includes certain general and administrative expenses related to credit operations dedicated to Deutsche Financial Capital, the Company's new joint venture with Deutsche Financial Services, which began operations during the fourth quarter of fiscal 1996.

         Non-financial services interest expense rose from $619,000 to $832,000 due principally to interest related to new corporate office facilities.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest expense associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense decreased 37% primarily due to declining and retired long-term debt balances. In addition, short-term interest expense declined slightly due to lower average outstanding balances, as well as lower interest rates on short-term lines of credit. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

         The Company's effective income tax rate was 39.0% in fiscal 1997 and 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         Receivables and investments decreased from September 30, 1996 primarily due to the timing of the Company's securitization of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company securitized approximately $271 million of loans in October 1996.

         The increase in inventories from September 30, 1996 reflects the normal seasonal manufacture of inventory during the winter months in preparation for the spring and summer selling season.

         Short-term borrowings principally reflect outstanding advances on the Company's warehousing facility used to finance originated loans prior to securitization or other permanent financing. Management believes that permanent financing for its loans remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every three to four months.

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

   PART II.         OTHER INFORMATION

   Item 4.          Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the Registrant held on January 29, 1997, the shareholders approved (i) the election of Kermit G. Phillips, II, H. Michael Weaver, Francis T. Vincent, Jr. and Roger W. Schipke as directors; and
(ii) the selection of Price Waterhouse LLP as independent accountants. The following table sets forth the votes on each such matter:


                                            FOR               AGAINST              ABSTAIN            NOT VOTED
Election of Directors
(by nominee)



Kermit G. Phillips, II                   38,010,902            526,115                0               7,311,302
H. Michael Weaver                        37,984,342            552,675                0               7,311,302
Francis T. Vincent, Jr.                  38,011,242            525,775                0               7,311,302
Roger W. Schipke                         38,011,142           525,875                 0               7,311,302



Approval of selection of Price           38,505,372            10,723              20,922             7,311,302
Waterhouse LLP as Independent
Auditors






   Item 6.        Exhibits and Reports on Form 8-K

                   a)      Exhibits

                           (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                           (10) Employment Agreement between Oakwood Homes Corporation and A. Steven Michael

                           (11)  Statement re Computation of Earnings Per Share

                           (27) Financial Data Schedule (filed in electronic format only)

                   b)      Reports on Form 8-K

                           No reports on Form 8-K were filed for the quarter ended December 31, 1996.

                  Items 1, 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  February 14, 1997


                                              OAKWOOD HOMES CORPORATION




                                              BY:  s/  C. Michael Kilbourne
                                                   C. Michael Kilbourne
                                                   Executive Vice President
                                                   (Chief Financial Officer)
                                                   (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                            Commission File Number
   December 31, 1996                                         1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                  Exhibit Description

        4        Agreement to Furnish Copies of Instruments with
                  respect to Long-Term Debt

        10       Employment Agreement between Oakwood Homes Corporation  and
                  A. Steven Michael

        11       Statement re Computation of Earnings Per Share

        27       Financial Data Schedule (filed in electronic format only)