Form 10-Q
period 1997-03-31
OAKWOOD HOMES CORP
filed 1997-05-15
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

Commission File Number         1-7444

                            OAKWOOD HOMES CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

      North Carolina                                           56-0985879
      --------------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

               7800 McCloud Road, Greensboro, North Carolina 27409
               ---------------------------------------------------
                    (Address of principal executive offices)

      Post Office Box 27081, Greensboro, North Carolina 27425-7081
      ---------------------------------------------------------------------
                (Mailing address of principal executive offices)

                                 (910) 664-2400
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
    -------            ------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 1997.

    Common Stock, Par Value $.50 Per Share . . . . . . . . . . 46,034,729

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1997

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

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share data)

                                                         Three months ended
                                                              March 31,
                                                              ---------

                                                         1997           1996
                                                         ----           ----
Revenues
   Net sales                                           $190,652       $191,223
   Financial services income                             25,475         25,432
   Other income                                           4,162          4,548
                                                       --------       --------
     Total revenues                                     220,289        221,203
                                                       --------       --------

Costs and expenses
   Cost of sales                                        129,038        136,844
   Selling, general and administrative expenses
     Non-financial services                              52,265         46,966
     Financial services                                   4,964          4,620
   Interest expense
     Non-financial services                                 810            634
     Financial services                                   4,509          5,694
                                                       --------       --------
     Total costs and expenses                           191,586        194,758
                                                       --------       --------

Income before income taxes                               28,703         26,445
Provision for income taxes                               10,989         10,293
                                                       --------       --------

Net income                                             $ 17,714       $ 16,152
                                                       ========       ========

Earnings per share
   Primary                                             $    .38       $    .35
   Fully diluted                                       $    .38       $    .35

Dividends per share                                    $    .01       $    .01

Weighted average number of
   common shares outstanding
   Primary                                               46,598         46,394
   Fully diluted                                         46,598         46,480

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                     (in thousands except per share data)

                                                          Six months ended
                                                              March 31,
                                                          ----------------
                                                         1997           1996
                                                         ----           ----
Revenues
   Net sales                                           $368,434       $367,492
   Financial services income                             50,247         49,671
   Other income                                           8,798          8,476
                                                       --------       --------
     Total revenues                                     427,479        425,639
                                                       --------       --------

Costs and expenses
   Cost of sales                                        252,850        267,067
   Selling, general and administrative expenses
     Non-financial services                             100,632         88,165
     Financial services                                  10,748          8,746
   Interest expense
     Non-financial services                               1,642          1,253
     Financial services                                   7,998         11,213
                                                       --------       --------
     Total costs and expenses                           373,870        376,444
                                                       --------       --------

Income before income taxes                               53,609         49,195
Provision for income taxes                               20,702         19,166
                                                       --------       --------

   Net income                                          $ 32,907       $ 30,029
                                                       ========       ========

Earnings per share
   Primary                                             $    .71       $    .65
   Fully diluted                                       $    .71       $    .65

Dividends per share                                    $    .02       $    .02

Weighted average number of
   common shares outstanding
   Primary                                               46,665         46,284
   Fully diluted                                         46,665         46,337

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                      March 31,    September 30,
ASSETS                                                   1997           1996
                                                         ----           ----

Cash and cash equivalents                            $   22,516     $   28,577
Receivables and investments                             358,849        508,825
Inventories
   Manufactured homes                                   203,023        136,905
   Work-in-process, materials and supplies               17,692         14,165
   Land/homes under development                           4,919          4,820
                                                     ----------     ----------
                                                        225,634        155,890

Properties and facilities                               122,524        113,764
Deferred income taxes                                     9,242          9,674
Other assets                                             76,712         25,247
                                                     ----------     ----------
                                                     $  815,477     $  841,977
                                                     ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                $  159,089     $  145,506
Notes and bonds payable                                 115,184        134,379
Accounts payable and accrued liabilities                100,646        157,929
Other long-term obligations                              12,956         12,189

Shareholders' equity

   Common stock, $.50 par value; 100,000,000
     shares authorized; 46,033,000 and 45,621,000
     shares issued and outstanding                       23,016         22,811
   Additional paid-in capital                           152,324        149,501
   Retained earnings                                    258,450        226,460
                                                     ----------     ----------
                                                        433,790        398,772

   Less:  Unearned compensation                          (6,188)        (6,798)
                                                     ----------     ----------
                                                        427,602        391,974
                                                     ----------     ----------
                                                     $  815,477     $  841,977
                                                     ==========     ==========

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                             Six months ended
                                                                March 31,
                                                             ----------------
                                                             1997        1996
                                                             ----        ----
Operating activities
   Net income                                             $  32,907   $  30,029
   Items not requiring (providing) cash
     Depreciation and amortization                            6,783       4,803
     Deferred income taxes                                      432        (272)
     Gain on sale of loans                                  (11,281)    (14,248)
     Other                                                    1,408          --
     (Increase) decrease in other receivables                22,866      (5,081)
     (Increase) in inventories                              (69,744)    (13,398)
     Increase (decrease) in accounts payable
          and accrued liabilities                           (61,467)      6,575
     Increase (decrease) in other long-term
          obligations                                           489      (2,668)
                                                          ---------   ---------
      Cash provided (used) by operations                    (77,607)      5,740
     Loans originated                                      (350,587)   (278,930)
     Purchase of loan portfolios                                 --      (1,465)
     Sale of loans                                          478,015     391,002
     Receipts on installment receivables                     16,338      11,801
                                                          ---------   ---------
       Cash provided by operating activities                 66,159     128,148
                                                          ---------   ---------

Investing activities
   Loan to joint venture                                    (49,000)         --
   Additions to properties and facilities                   (14,798)    (18,478)
   Other                                                     (3,741)     (3,594)
                                                          ---------   ---------
     Cash used by investing activities                      (67,539)    (22,072)
                                                          ---------   ---------

Financing activities
   Net borrowings (repayments) on short-term
          credit facilities                                  13,583     (74,400)
   Payments on notes and bonds                              (18,955)    (21,257)
   Cash dividends                                              (917)       (859)
   Proceeds from exercise of stock options                    1,608       2,409
                                                          ---------   ---------
     Cash used by financing activities                       (4,681)    (94,107)
                                                          ---------   ---------

Net increase (decrease) in cash and cash equivalents         (6,061)     11,969

Cash and cash equivalents
   Beginning of period                                       28,577       6,189
                                                          ---------   ---------
   End of period                                          $  22,516   $  18,158
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

2. The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $66 million at March 31, 1997. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $34 million at March 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to three months ended March 31, 1996

      The following table summarizes certain key statistics for the quarters ended March 31, 1997 and 1996:

                                                          1997        1996
                                                          ----        ----

Retail sales (in millions)                               $169.9      $153.5
Wholesale sales (in millions)                             $20.3       $33.1
Other sales - principally relating to
 communities in 1996 (in millions)                          $.5        $4.6
Total sales (in millions)                                $190.7      $191.2
Gross profit % - integrated operations                     33.9%       31.4%
Gross profit % - wholesale operations                      19.5%       15.8%
New single-section homes sold - retail                    2,542       3,376
New multi-section homes sold - retail                     1,922       1,203
Used homes sold - retail                                    524         515
New single-section homes sold - wholesale                   138         349
New multi-section homes sold - wholesale                    589         967
Average new single-section sales price - retail         $28,900     $27,200
Average new multi-section sales price - retail          $47,900     $47,800
Average new single-section sales price - wholesale      $16,000     $13,800
Average new multi-section sales price - wholesale       $30,600     $28,400
Weighted average retail sales centers
  open during the period                                    265         227

      Retail sales dollar volume increased 11%, reflecting a 3% decrease in new unit volume offset by an increase of 6% in the average new unit sales price of single-section homes and an increase in the percentage of total retail new unit volume represented by multi-section homes from 26% last year to 43% in the second quarter of fiscal 1997.

      Single-section unit volume decreased 25%, while multi-section unit volume rose 60%. The relative weakness in single-section sales experienced in the quarter is expected to continue and accordingly, the Company has realigned its production capacity to enable increased production of multi-section products. Only four of the Company's 16 plants are exclusively dedicated to single-section homes, while eight plants build exclusively multi-section homes. The remaining four plants build both products, shifting between single-section and multi-section homes based on market demand.

      Late in the second quarter, the Company experienced the first effects of the production capacity realignment, especially in the Southwest where multi-section sales increased 46% over the second quarter of last year, compared to a 9% decline in the first quarter of fiscal 1997. The Company believes multi-section sales in the Southwest in the first quarter were adversely affected by excessive manufacturing lead times and insufficient breadth of product offerings. Management believes that redirecting manufacturing capacity to multi-section products has helped reduce manufacturing backlogs and enabled the Company to offer a broader assortment of products in the Southwest. In addition, the Company is supplementing its multi-section product line in the Southwest by purchasing some multi-section homes from third party manufacturers.

      The average selling price for new single-section homes sold at retail increased primarily due to a shift in product mix toward higher price points.

      Total new retail sales dollars at sales centers open more than one year decreased 3.8% in the second quarter, primarily due to weakness in the Southwest. Management believes that the capacity realignment toward multi-section homes will improve the Company's competitive position in the retail market generally, and that changes in retail operating management in the Southwest will improve the Company's results in that market. Same store new dollar sales for the month of March rose 2.8%, with each of the Company's retail marketing regions performing more strongly in March than for the quarter as a whole. In the second quarter, the Company opened or acquired eight new sales centers compared to 18 sales centers in the second quarter of fiscal 1996. New sales centers typically require a period of several months to reach normalized unit sales levels.

      Wholesale sales dollar volume (which represents sales by Golden West and Destiny to independent dealers) declined by 39%. The decline in wholesale unit volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the quarter ended March 31, 1997, 66% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 35% in the second quarter of fiscal 1996; these shipments are not included in the wholesale dollar and unit sales in the table above. Management expects Golden West's and Destiny's unit sales to Oakwood to increase in future quarters. To the extent the Company is successful in establishing Company-owned retail centers in Golden West and Destiny markets, the decline in sales to wholesale dealers will continue.

      Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin integrated operations increased to 33.9% in the current period from 31.4% in the second quarter of last year, reflecting improved gross margins at manufacturing and an increase in the percentage of new homes sold at retail which were produced in Company-owned manufacturing plants from approximately 89% for the three months ended March 31, 1996 to approximately 95% in the second quarter of fiscal 1997.

      Wholesale gross profit margins increased to 19.5% in the quarter from 15.8% last year, primarily due to start-up costs incurred in the second quarter last year associated with a plant expansion at the Albany, Oregon facility, which increased its capacity by approximately 40%. In addition, margins at Destiny increased due to a shift towards higher price point homes carrying higher margins and due to higher operating levels.

      Financial services income increased to $25.5 million from $25.4 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $8.8 million in the second quarter of fiscal 1996 to $8.0 million this year. This decrease reflects the lower principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. The Company is selling via securitization substantially all the loans it originates, and accordingly interest income should continue to decline as the remaining loans held for investment are liquidated. Loan servicing fees increased from $3.8 million for the second quarter of 1996 to $5.1 million in the second quarter of 1997, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $3.9 million to $4.9 million, reflecting the shift in the Company's financing strategy toward securitization of its loans from holding loans for investment. Other financial services revenue decreased from $1.4 million for the quarter ended March 31, 1996 to $1.1 million for the current year, due to the Company's equity in losses generated by the Company's joint venture, Deutsche Financial Capital, which is in its start-up phase, offset in part by increases in miscellaneous fees and other income.

      Financial services income for the second quarter of fiscal 1997 and 1996 also includes gains of approximately $6.3 million and $7.6 million, respectively, or $.08 per share and $.10 per share, respectively, from the sale of asset-backed securities. The fiscal 1996 gain was unusually large due to a bond market rally that lasted through mid-February 1996 which significantly reduced the Company's permanent financing costs on securities sold during the second quarter of fiscal 1996. Last year's quarter also included a non-recurring gain on a resecuritization transaction of $1.4 million, or $.02 per share after tax.

      The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the quarter ended March 31, 1997, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.36% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.08% one year ago. The increase in net credit losses is due in part to the industry-wide trend toward lower down payments which began in 1994; however, the loss ratio does not give effect to the fact that generally the Company charges customers with relatively lower down payments a higher interest rate on their loans than customers with relatively higher down payments. The higher loss ratio also reflects increased frequency of repossession in addition to loss severity, and had the effect of reducing the yields on the Company's retained interests in securitized assets. Higher losses could also reduce gains on future securitizations and residual REMIC income. To counteract this trend, the Company has tightened underwriting standards and focused additional emphasis on closing retail sales with relatively higher credit quality customers. In addition, the Company has begun implementing programs to improve recovery rates on defaulted loans in order to reduce the severity of credit losses.

      The majority of the 8% decrease in other income reflects decreased insurance commissions resulting from the overall decrease in retail unit sales during the quarter, as well as the increase in multi-section unit sales with respect to which the Company's insurance penetration rate is lower because of more competitive market conditions.

      Non-financial services selling, general and administrative expenses rose to 27.4% of net sales compared to 24.6% of net sales last year. The increase in non-financial services selling, general and administrative expenses as a percentage of net sales reflects the integration of Destiny and Golden West, whose general and administrative expenses are increasingly spread over the Company's retail sales volumes as the Company reduces wholesale sales to non-exclusive independent dealers, and by higher retail selling expenses. These increases were partially offset by a reduction in accruals relating to long-term incentive compensation plans.

      Financial services selling, general and administrative expenses rose 7% due to a 28% increase in the average number of loans serviced during the period, a 13% increase in total credit application volume and a 14% increase in loan originations. Financial services selling, general and administrative expenses for the quarter also includes a credit of approximately $450,000 relating to adjustments to the Company's fees charged to Deutsche Financial Capital for underwriting and origination services performed from its inception in July 1996 through February 1997.

      Non-financial services interest expense rose from $634,000 to $810,000 due principally to interest costs related to new corporate office facilities.

      Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest expense associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense decreased 21% primarily due to declining and retired long-term debt balances. This decrease was offset by a $552,000 increase in short-term interest expense due to higher average outstanding balances, offset by lower weighted average interest rates on short-term borrowings. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

      The Company's effective income tax rate was 38.3% in the second quarter of fiscal 1997 compared to the effective tax rate of 38.9% in fiscal 1996.

 Six months ended March 31, 1997 compared to six months ended March 31, 1996

      The following table summarizes certain key statistics for the six months ended March 31, 1997 and 1996 :

                                                          1997        1996
                                                          ----        ----

Retail sales (in millions)                               $320.1      $286.7
Wholesale sales (in millions)                             $46.1       $72.9
Other sales - principally relating to
 communities in 1996 (in millions)                         $2.2        $7.9
Total sales (in millions)                                $368.4      $367.5
Gross profit % - integrated operations                     33.5%       30.6%
Gross profit % - wholesale operations                      17.6%       15.6%
New single-section homes sold - retail                    4,785       5,932
New multi-section homes sold - retail                     3,561       2,497
Used homes sold - retail                                    980         976
New single-section homes sold - wholesale                   349         782
New multi-section homes sold - wholesale                  1,310       2,069
Average new single-section sales price - retail         $29,000     $27,000
Average new multi-section sales price - retail          $48,700     $47,600
Average new single-section sales price - wholesale      $15,200     $13,900
Average new multi-section sales price - wholesale       $31,000     $29,300
Weighted average retail sales centers
  open during the period                                    262         218


      Retail sales dollar volume increased 12%, reflecting a 1% decrease in new unit volume offset by increases of 7% and 2% in the average new unit sales price of single-section and multi-section homes, respectively, and an increase in the percentage of total retail unit volume represented by multi-section homes from 30% last year to 43% in the first six months of fiscal 1997.

      Single-section unit volume decreased 19%, while multi-section unit volume rose 43% from the first six months of fiscal 1996. As more fully described above, during the second quarter the Company realigned its production capacity to enable increased production of multi-section products.

      The average selling price for new single-section and multi-section homes sold at retail increased primarily due to a shift in product mix toward higher price points.

      Total new retail sales dollars at sales centers open more than one year decreased 5% during the first six months of fiscal 1997, primarily due to the weakness in the Southwest. For the six months ended March 31, 1997, the Company opened or acquired 15 new sales centers compared to 36 sales centers in the first six months of fiscal 1996.

      Wholesale sales dollar volume declined by 37%, reflecting the Company's strategy of changing the distribution of products produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the six months ended March 31, 1997, 63% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 28% in the six months ended March 31, 1996; these shipments are not included in the wholesale dollar and unit sales in the table above.

      Gross profit margin - integrated operations increased to 33.5% in the first six months of the current year from 30.6% in the first six months of last year, reflecting improved gross margins at both retail and manufacturing and an increase in the percentage of new homes sold at retail which were produced in Company-owned manufacturing plants from approximately 87% during the prior year to approximately 95% in the first six months of fiscal 1997.

      Wholesale gross profit margins increased to 17.6% in the first six months of fiscal 1997 from 15.6% last year, primarily due to start-up costs incurred in the first quarter last year associated with the Albany, Oregon plant expansion.

      Financial services income increased to $50.2 million from $49.7 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $18.0 million in the first six months of fiscal 1996 to $15.2 million this year. This decrease reflects the decline in the principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. Loan servicing fees increased from $7.4 million for the six months ended March 31, 1996 to $10.1 million in the six months ended March 31, 1997, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $7.0 million to $11.1 million, reflecting the shift in the Company's financing strategy toward securitization of its loans from holding loans for investment. Other financial services income decreased slightly from $2.9 million for the six months ended March 31, 1996 to $2.6 million for the current year, due to the Company's equity in losses generated by the Company's joint venture, Deutsche Financial Capital, offset in part by increases in miscellaneous fees and other income.

      Financial services income for the first six months of fiscal 1997 and 1996 also includes gains of approximately $11.3 million and $14.2 million, respectively, or $.15 per share and $.19 per share, respectively, from the sale of asset-backed securities. The fiscal 1996 gains were unusually large due to a bond market rally in the fall of 1995 that lasted through mid-February 1996 which significantly reduced the Company's permanent financing costs on securities sold during the first six month of fiscal 1996. Last year also included a non-recurring gain on a resecuritization transaction of $1.4 million, or $.02 per share, after tax.

      The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the six months ended March 31, 1997, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.24% on an annualized basis of the average principal balance of the related loans, compared to approximately
 .96% on an annualized basis one year ago. As discussed above, the increase in net credit losses is due both to higher numbers of defaulted loans and loss severity. While the Company does not find such losses high in historical terms, the Company has tightened underwriting standards, focused additional emphasis on closing retail sales with relatively higher credit quality customers and implemented programs to improve recovery rates and reduce the severity of losses. Increased credit losses reduced the

Company's yield on retained REMIC residual interests and could also reduce gains on future securitizations.

      The majority of the 4% increase in other income is related to increased insurance commissions resulting from the overall increase in new retail home dollar sales.

      Non-financial services selling, general and administrative expenses rose to 27.3% of net sales compared to 24.0% of net sales last year. The increase in non-financial services selling, general and administrative expenses as a percentage of net sales was caused by higher selling expenses at retail and the integration of Destiny and Golden West, whose general and administrative expenses are increasingly spread over the Company's retail sales volumes as the Company reduces wholesale sales to non-exclusive independent dealers. This was partially offset by a reduction in accruals relating to long-term incentive compensation plans.

      Financial services selling, general and administrative expenses rose 23% due to a 27% increase in the average number of loans serviced during the period, a 16% increase in total credit application volume and a 26% increase in loan originations.

      Non-financial services interest expense rose from $1,253,000 to $1,642,000 due principally to interest costs related to new corporate office facilities.

      Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest expense associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense decreased 29% primarily due to declining and retired long-term debt balances. This decrease was offset by a slight increase in short-term interest expense related to higher average outstanding balances, offset by lower weighted average interest rates on short-term lines of credit. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

      The Company's effective income tax rate was 38.6% in fiscal 1997 compared to the effective tax rate of 39.0% in fiscal 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

      Receivables and investments decreased from September 30, 1996 primarily due to the timing of the Company's securitization of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company closed securitizations in October 1996 and February 1997 totaling approximately $456 million.

      The increase in inventories from September 30, 1996 reflects the normal seasonal manufacture of inventory during the winter months in preparation for the spring and summer selling season.

      The Company and Deutsche Financial Services each have funded one-half the operating cash needs of their Deutsche Financial Capital joint venture. Such funding has been used principally to finance loans warehoused prior to securitization and pending closing of a warehousing facility with a conduit commercial paper issuer. The Company's investment in and advances to the joint venture approximated $51 million at March 31, 1997, which is included in other assets on the consolidated balance sheet. Management anticipates that the warehousing facility will be closed during the third quarter of fiscal 1997, which will significantly reduce the need for funding of Deutsche Financial Capital by the Company.

      Short-term borrowings principally reflect outstanding advances on the Company's warehousing facility and other short-term credit facilities. Management believes that permanent financing for its loans remains readily available and anticipates securitizing installment sale contracts approximately every three months.

      Management believes that it can obtain the cash needed to continue its planned expansion through internally generated funds. However, the Company continues to monitor the credit and equity markets and evaluate the sources and cost of the long-term capital required to finance the demands of both planned expansion and higher operating levels within existing operations. The Company will seek to raise additional equity or long-term debt based upon anticipated business demands, management's assessment of existing and future conditions in the capital markets, and management's assessment of the appropriate components of the Company's capital structure. In order to maintain maximum flexibility in the timing of any acquisition of permanent or long-term financing, the Company intends to focus on maintaining its short-term liquidity. As a consequence, the Company intends to sell all the regular REMIC interests in its securitizations, and retain only REMIC residual interests.

      In February 1997 the rating on the Company's $40 million of reset debentures was raised to BBB- by Standard & Poor's Ratings Group and in May 1997 was raised to Baa3 by Moody's Investors Service. Management believes that achieving an investment grade rating from two major credit rating agencies enhances the Company's flexibility in obtaining both short and long-term financing. In April 1997 the Company reset the interest rate on the reset debentures to 8%, effective in June 1997. Holders of these securities have the option of requiring the Company to redeem the debentures at par through May 1997. The Company intends to finance any redemption of the securities using short-term credit facilities. Redemption of a significant amount of debentures may influence the timing of any decision by the Company to seek additional long-term financing and the amount of any such financing.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          Information required by this item was provided in the Form 10-Q filed for the quarter ended December 31, 1996.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

               (11)      Statement re Computation of Earnings Per Share

               (27) Financial Data Schedule (filed in electronic format only)

          b)   Reports on Form 8-K

               No reports on Form 8-K were filed for the quarter ended March 31, 1997.

          Items 1, 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1997

                                         OAKWOOD HOMES CORPORATION

                                         BY: s/ C. Michael Kilbourne
                                             ------------------------
                                             C. Michael Kilbourne
                                             Executive Vice President
                                             (Chief Financial Officer)
                                             (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT

  For the quarter ended                              Commission File Number
  March 31, 1997                                              1-7444

                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

  Exhibit No.                    Exhibit Description
  -----------                    -------------------

     4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt

    11               Statement re Computation of Earnings Per Share

    27               Financial Data Schedule (filed in electronic format only)