Form 10-Q
period 1997-06-30
OAKWOOD HOMES CORP
filed 1997-08-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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


               7800 McCloud Road, Greensboro, North Carolina 27409
                    (Address of principal executive offices)

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

Yes  [ X ]           No  [  ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 1997.

     Common Stock, Par Value $.50 Per Share . . . . . . . . . . 46,139,479

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 1997

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                        Three months ended
                                                             June 30,

                                                   1997                  1996
                                                   ----                  ----
Revenues
     Net sales                                      $266,015              $239,305
     Financial services income                        22,235                18,909
     Other income                                      4,187                 5,253
                                                  ----------            ----------
       Total revenues                                292,437               263,467
                                                    --------              --------

Costs and expenses
     Cost of sales                                   181,516               165,753
     Selling, general and administrative expenses
       Non-financial services                         63,401                58,914
       Financial services                              5,410                 4,591
     Interest expense
       Non-financial services                            838                   510
       Financial services                              4,647                 4,373
                                                  ----------            ----------
       Total costs and expenses                      255,812               234,141
                                                    --------              --------

Income before income taxes                            36,625                29,326
Provision for income taxes                            14,128                11,457
                                                   ---------             ---------

Net income                                          $ 22,497              $ 17,869
                                                    ========              ========

Earnings per share
     Primary                                      $      .48            $      .38
     Fully diluted                                $      .48            $      .38

Dividends per share                               $      .01            $      .01

Weighted average number of
     common shares outstanding
     Primary                                          46,696                46,686
     Fully diluted                                    46,864                46,686

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)


                                                        Nine months ended
                                                            June 30,

                                                   1997                  1996
                                                   ----                  ----
Revenues
     Net sales                                      $634,449              $606,797
     Financial services income                        72,482                68,580
     Other income                                     12,985                13,729
                                                   ---------            ----------
       Total revenues                                719,916               689,106
                                                   ---------             ---------

Costs and expenses
     Cost of sales                                   434,366               432,820
     Selling, general and administrative expenses
       Non-financial services                        164,033               147,079
       Financial services                             16,158                13,337
     Interest expense
       Non-financial services                          2,480                 1,763
       Financial services                             12,645                15,586
                                                   ---------             ---------
       Total costs and expenses                      629,682               610,585
                                                    --------              --------

Income before income taxes                            90,234                78,521
Provision for income taxes                            34,830                30,623
                                                   ---------             ---------

     Net income                                     $ 55,404              $ 47,898
                                                    ========              ========

Earnings per share
     Primary                                        $   1.19            $     1.03
     Fully diluted                                  $   1.19            $     1.03

Dividends per share                                 $    .03            $      .03

Weighted average number of
     common shares outstanding
     Primary                                          46,675                46,418
     Fully diluted                                    46,731                46,453

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)



                                                      June 30,            September 30,
ASSETS                                                  1997                  1996
                                                        ----                  ----

Cash and cash equivalents                               $  23,034             $  28,577
Receivables and investments                               403,251               508,825
Inventories
     Manufactured homes                                   208,007               136,905
     Work-in-process, materials and supplies               17,664                14,165
     Land/homes under development                           4,605                 4,820
                                                      -----------           -----------
                                                          230,276               155,890
Properties and facilities                                 126,816               113,764
Deferred income taxes                                       9,491                 9,674
Other assets                                               45,774                25,247
                                                       ----------            ----------
                                                         $838,642              $841,977
                                                         ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                    $159,657              $145,506
Notes and bonds payable                                    85,212               134,379
Accounts payable and accrued liabilities                  117,099               157,929
Other long-term obligations                                26,281                12,189

Shareholders' equity
     Common stock, $.50 par value; 100,000,000
       shares authorized; 46,049,000 and 45,621,000
       shares issued and outstanding                       23,025                22,811
     Additional paid-in capital                           152,521               149,501
     Retained earnings                                    280,486               226,460
                                                        ---------             ---------
                                                          456,032               398,772
     Less:  Unearned compensation                          (5,639)               (6,798)
                                                      -----------           -----------
                                                          450,393               391,974
                                                        ---------             ---------
                                                         $838,642              $841,977
                                                         ========              ========

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                 Nine months ended
                                                                       June 30,
                                                               1997                  1996
Operating activities
     Net income                                              $  55,404             $  47,898
     Items not requiring (providing) cash
       Depreciation and amortization                            10,721                 7,678
       Deferred income taxes                                       183                  (755)
       Gain on sale of loans                                   (15,016)             (15,020)
       Other                                                     1,618                   290
       (Increase) decrease in other receivables                 17,062               (12,627)
       (Increase) in inventories                               (74,386)              (16,354)
       Increase (decrease) in accounts payable and accrued
            liabilities                                        (47,857)               46,606
       Increase (decrease) in other long-term obligations       12,966               (2,087)
                                                             ---------          -----------
         Cash provided (used) by operations                    (39,305)               55,629
       Loans originated                                       (589,875)             (490,330)
       Purchase of loan portfolios                                 --                 (1,465)
       Sale of loans                                           676,483               497,374
       Receipts on installment receivables                      25,214                18,434
                                                             ---------            ----------
         Cash provided by operating activities                  72,517                79,642
                                                             ---------            ----------

Investing activities
     Net loans to joint venture                                 (4,000)                   --
     Additions to properties and facilities                    (22,265)              (29,569)
     Other                                                     (17,478)               (1,833)
                                                             ---------            ----------
       Cash used by investing activities                       (43,743)              (31,402)
                                                             ---------             ---------

Financing activities
     Net borrowings on short-term credit facilities             14,151                18,007
     Payments on notes and bonds                               (48,807)              (41,597)
     Cash dividends                                             (1,378)               (1,342)
     Proceeds from exercise of stock options                     1,717                 3,415
                                                             ---------            ----------
       Cash used by financing activities                       (34,317)              (21,517)
                                                             ---------             ---------

Net increase (decrease) in cash and cash equivalents            (5,543)               26,723

Cash and cash equivalents
     Beginning of period                                        28,577                 6,189
                                                             ---------           -----------
     End of period                                           $  23,034             $  32,912
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

2. The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $62 million at June 30, 1997. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of approximately $18 million at June 30, 1997. In addition, the Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $32 million at June 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared to three months ended June 30, 1996

The following table summarizes certain key statistics for the quarters ended June 30, 1997 and 1996 :

                                                                   1997             1996
Retail sales (in millions)                                        $244.2           $197.4
Other sales (in millions)                                          $21.8            $41.9
Total sales (in millions)                                         $266.0           $239.3
Gross profit %                                                      31.8%            30.7%
New single-section homes sold - retail                             2,902            3,902
New multi-section homes sold - retail                              3,390            1,807
Used homes sold - retail                                             523              445
New single-section homes sold - wholesale                             98              322
New multi-section homes sold - wholesale                             578              958
Average new single-section sales price - retail                  $28,700          $27,700
Average new multi-section sales price - retail                   $46,100          $47,400
Average new single-section sales price - wholesale               $15,400          $14,200
Average new multi-section sales price - wholesale                $31,100          $30,700
Weighted average retail sales centers open during the period         271              241
Average new home dollar sales per sales center (in millions)         $.9              $.8

         Retail sales dollar volume increased 24%, reflecting a 10% increase in new unit volume and an increase in the percentage of total retail new unit volume represented by multi-section homes from 32% last year to 54% in the third quarter of fiscal 1997. New unit volume rose primarily due to a 12% increase in the weighted average number of sales centers open during the period. The Company opened or acquired 9 new sales centers compared to 12 sales centers in the third quarter of fiscal 1996. The Company also closed 2 underperforming sales centers during the quarter.

         Single-section unit volume decreased 26%, while multi-section unit volume rose 88%, resulting in a 10% increase in average new home dollar sales per sales center. New retail dollar sales at centers open at least one year rose 13% in the quarter. This increase, in part, reflects the effects of the Company's capacity realignment toward multi-section homes. Management believes that redirecting manufacturing capacity to multi-section products during the second quarter helped reduce manufacturing backlogs and enabled the Company to offer a broader assortment of products, especially in the Southwest, where new multi-section unit sales increased 113% over the third quarter last year, following a 9% decrease and a 46% increase in the first and second quarters of fiscal 1997, respectively. The increase in multi-section sales is also attributable to the introduction of the Sunrise Dream Home, a high volume price point multi-section home supported by the Company's first national marketing campaign.

         The 4% increase in the average selling price for new single-section homes sold at retail resulted primarily from a shift in product mix toward higher price points. The 3% decrease in the average selling price for new multi-section homes sold at retail is due to sales of the Sunrise Dream Home, the average selling price of which is lower than the average selling price of multi-section homes generally. Over 1700 Dream Homes were sold during the third quarter.

         Other sales dollar volume (which primarily represents wholesale sales by Golden West and Destiny to independent dealers) declined 48%. The decline in wholesale unit volume reflects execution of the Company's strategy of changing the distribution of products produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the quarter ended June 30, 1997, 75% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 40% in the third quarter of fiscal 1996; these shipments are not included in the dollar and unit sales in the table above.

         Gross profit margin increased to 31.8% in the current period from 30.7% in the third quarter of last year, reflecting improved gross margins and higher operating levels at manufacturing, greater internal sourcing of retail sales and the reduced significance of relatively lower margin wholesale sales. The percentage of new homes sold at retail which were produced in Company-owned manufacturing plants increased from approximately 92% for the three months ended June 30, 1996 to approximately 97% in the third quarter of fiscal 1997.

         Financial services income increased to $22.2 million from $18.9 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $8.2 million in the third quarter of fiscal 1996 to $7.0 million this year. This decrease reflects the lower principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. The Company is selling via securitization substantially all the loans it originates, and accordingly interest income should continue to decline as the remaining loans held for investment are liquidated. Loan servicing fees increased from $4.0 million for the third quarter of 1996 to $5.5 million in the third quarter of 1997, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $4.2 million to $4.5 million: an increase in the average balance of REMIC residual interests during the period was partially offset by a decrease in the average yield on those investments, arising principally from higher credit losses more fully described below. Other financial services revenue decreased from $1.7 million for the quarter ended June 30, 1996 to $1.4 million for the current year, due to the Company's equity in losses generated by the Company's joint venture, Deutsche Financial Capital, which is in its start-up phase, offset in part by increases in miscellaneous fees and other income.

         Financial services income for the third quarter of fiscal 1997 and 1996 also includes gains from the sale of asset-backed securities of approximately $3.7 million and $772,000, respectively (after tax, $.05 and $.01 per share, respectively).

         The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the quarter ended June 30, 1997, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.56% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.20% one year ago. The increase in net credit losses is due in part to the industry-wide trend toward lower down payments which began in 1994. The higher loss ratio also reflects increased frequency of repossession in addition to loss severity, and had the effect of reducing the yields on the Company's retained interests in securitized assets. Continuation of these trends could adversely affect future yields on or the carrying value of certain retained REMIC residual interests. To counteract this trend, the Company has tightened underwriting standards and focused additional emphasis on closing retail sales with relatively higher credit quality customers. In addition, the Company has begun implementing programs to improve recovery rates on defaulted loans in order to reduce the severity of credit losses.

         The majority of the 20% decrease in other income reflects decreased insurance commissions resulting from the increase in multi-section unit sales with respect to which the Company's insurance penetration rate is lower because of more competitive market conditions. During the quarter, the Company formed Blue Ridge Insurance Company Ltd., a captive reinsurance company. With the formation of Blue Ridge, the Company expects to earn insurance underwriting and investment income, while insurance commissions will continue to decrease as the Company exits the commission-based insurance agency business. Because reinsurance claim costs are recorded as insured events occur, underwriting reinsurance risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. Under the Company's terminated commission-based agency business, the Company had the opportunity to earn contingent commissions if the losses on policies sold by the Company were less than anticipated. Conversely, if such losses were greater than anticipated, the Company experienced prospective downward adjustments to its commission rates. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

         Non-financial services selling, general and administrative expenses declined to 23.8% of net sales compared to 24.6% of net sales last year. The decrease in non-financial services selling, general and administrative expenses as a percent of sales was primarily due to a reduction in accruals relating to long-term incentive compensation plans and lower service costs. The decrease was partially offset by an increase that reflects the integration of Destiny and Golden West, whose general and administrative expenses are increasingly spread over the Company's retail sales volumes as the Company reduces wholesale sales to non-exclusive independent dealers.

         Financial services selling, general and administrative expenses rose 18% due to a 28% increase in the average number of loans serviced during the period and a 13% increase in total credit application volume.

         Non-financial services interest expense rose from $510,000 to $838,000 due principally to interest costs related to new corporate office facilities.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest expense associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense increased 6% primarily due to a $1.4 million increase in short-term interest expense due to higher average outstanding balances and higher weighted average interest rates on short-term borrowings. This increase was partially offset by a decrease in interest on long-term debt due to declining and retired long-term balances.

         The Company's effective income tax rate was 38.6 % in the third quarter of fiscal 1997 compared to the effective tax rate of 39.1% in fiscal 1996.


 Nine months ended June 30, 1997 compared to nine months ended June 30, 1996

The following table summarizes certain key statistics for the nine months ended June 30, 1997 and 1996 :

                                                                 1997             1996
Retail sales (in millions)                                       $564.3           $484.1
Other sales (in millions)                                         $70.1           $122.7
Total sales (in millions)                                        $634.4           $606.8
Gross profit %                                                     31.5%            28.7%
New single-section homes sold - retail                            7,687            9,834
New multi-section homes sold - retail                             6,951            4,304
Used homes sold - retail                                          1,503            1,421
New single-section homes sold - wholesale                           447            1,104
New multi-section homes sold - wholesale                          1,888            3,027
Average new single-section sales price - retail                 $28,900          $27,300
Average new multi-section sales price - retail                  $47,400          $47,500
Average new single-section sales price - wholesale              $15,200          $14,000
Average new multi-section sales price - wholesale               $31,000          $29,800
Weighted average retail sales centers open during the period        264              226
Average new home dollar sales per sales center (in millions)       $2.1             $2.1


         Retail sales dollar volume increased 17%, reflecting a 4% increase in new unit volume, a 6% increase in the average new single-section sales price and an increase in the percentage of total retail new unit volume represented by multi-section homes from 30% last year to 47% in the first nine months of fiscal 1997.

         Single-section unit volume decreased 22%, while multi-section unit volume rose 62% from the first nine months of fiscal 1996. The average selling price for new single-section homes sold at retail increased primarily due to a shift in product mix toward higher price points. The average selling price for new multi-section homes sold at retail remained relatively constant.

         Total new retail sales dollars at sales centers open more than one year increased 3% during the first nine months of fiscal 1997, primarily due to the effects of the capacity realignment towards multi-section homes late in the second quarter and the introduction of the Sunrise Dream Home discussed in the third quarter section above. For the nine months ended June 30, 1997, the Company opened or acquired 24 new sales centers compared to 48 sales centers in the first nine months of fiscal 1996. The Company also closed 4 underperforming sales centers during 1997.

         Other sales dollar volume declined by 43%, reflecting the Company's strategy of changing the distribution of products produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the nine months ended June 30, 1997, 67% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 29% in the nine months ended June 30, 1996; these shipments are not included in the wholesale dollar and unit sales in the table above.

         Gross profit margin increased to 31.5% in the first nine months of the current year from 28.7% in the first nine months of last year, reflecting improved gross margins and higher operating levels at manufacturing, greater internal sourcing of retail sales and the reduced significance of relatively lower margin wholesale sales. The percentage of new homes sold at retail which were produced in Company-owned manufacturing plants increased from approximately 89% during the prior year to approximately 96% in the first nine months of fiscal 1997.

         Financial services income increased to $72.5 million from $68.6 million last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $26.2 million in the first nine months of fiscal 1996 to $22.3 million this year. This decrease reflects the decline in the principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. Loan servicing fees increased from $11.4 million for the nine months ended June 30, 1996 to $15.6 million in the nine months ended June 30, 1997, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income increased from $11.3 million to $15.6 million, reflecting an increase in the average balance of REMIC residual interests during the period. This increase was partially offset by a decrease in the average yield on those investments, arising principally from higher credit losses. Other financial services income decreased slightly from $4.7 million for the nine months ended June 30, 1996 to $4.0 million for the current year, due to the Company's equity in losses generated by the Company's joint venture, Deutsche Financial Capital, offset in part by increases in miscellaneous fees and other income.

         Financial services income for the first nine months of both fiscal 1997 and 1996 also includes gains of approximately $15.0 million, or $.20 per share, after tax from the sale of asset-backed securities. Last year also included a non-recurring gain on a resecuritization transaction of $1.4 million, or $.02 per share, after tax.

         The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the nine months ended June 30, 1997, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.33% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.03% on an annualized basis one year ago. As discussed above, the increase in net credit losses is due both to higher numbers of defaulted loans and loss severity.

         The majority of the 5% decrease in other income reflects decreased insurance commissions resulting from the increase in multi-section unit sales with respect to which the Company's insurance penetration rate is lower because of more competitive market conditions.

         Non-financial services selling, general and administrative expenses rose to 25.9% of net sales compared to 24.2% of net sales last year. The increase in non-financial services selling, general and administrative expenses as a percentage of net sales was caused by higher selling expenses at retail and the integration of Destiny and Golden West, whose general and administrative expenses are increasingly spread over the Company's retail sales volumes as the Company reduces wholesale sales to non-exclusive independent dealers. This was partially offset by a reduction in accruals relating to long-term incentive compensation plans.

         Financial services selling, general and administrative expenses rose 21% due to a 27% increase in the average number of loans serviced during the period and a 15% increase in total credit application volume.

         Non-financial services interest expense rose from $1,763,000 to $2,480,000 due principally to interest costs related to new corporate office facilities.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans and interest expense associated with short-term line of credit borrowings used to fund the warehousing of loans prior to their securitization. Financial services interest expense decreased 19% primarily due to declining and retired long-term debt balances. This decrease was offset by a $1.9 million increase in short-term interest expense related to higher average outstanding balances, offset by lower weighted average interest rates on short-term lines of credit. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

         The Company's effective income tax rate was 38.6% in fiscal 1997 compared to the effective tax rate of 39.0% in fiscal 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         Receivables and investments decreased from September 30, 1996 primarily due to the timing of the Company's securitization of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company closed securitizations in October 1996, February 1997 and May 1997 totaling approximately $634 million.

         The increase in inventories from September 30, 1996 reflects the normal seasonal manufacture of inventory in preparation for the summer selling season, as well as the increase in multi-section homes as a percentage of total inventory. At September 30, 1996, multi-section homes comprised approximately 39% of retail unit inventory compared with 43% at June 30, 1997.

         The Company and Deutsche Financial Services each have funded one-half the operating cash needs of their Deutsche Financial Capital joint venture. Such funding has been used principally to finance loans warehoused prior to securitization and prior to the closing of a warehousing facility with a conduit commercial paper issuer in June 1997. The Company's investment in and advances to the joint venture approximated $7 million at June 30, 1997, which is included in other assets on the consolidated balance sheet. Deutsche Financial Capital completed its first securitization in June 1997.

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

         In February 1997 the rating on the Company's $40 million of reset debentures was raised to BBB- by Standard & Poor's Ratings Group and in May 1997 was raised to Baa3 by Moody's Investors Service. Management believes that achieving an investment grade rating from two major credit rating agencies enhances the Company's flexibility in obtaining both short and long-term financing. In April 1997 the Company reduced the interest rate on its outstanding reset debentures from 9% and 9 1/8% to 8%, effective in June 1997. Holders of these securities had the option of requiring the Company to redeem the debentures at par prior to the effective date of the reduction in the interest rate. In June 1997 $23 million of the debentures were redeemed, which was financed using short-term credit facilities.

   PART II.  OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K

             a)      Exhibits

                     (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                     (11)    Statement re Computation of Earnings Per Share

                     (27) Financial Data Schedule (filed in electronic format only)

             b)      Reports on Form 8-K

                     No reports on Form 8-K were filed for the quarter ended June 30, 1997.

             Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  August 14, 1997


                                       OAKWOOD HOMES CORPORATION




                                       BY:  s/  C. Michael Kilbourne
                                            C. Michael Kilbourne
                                            Executive Vice President
                                            (Chief Financial Officer)
                                            (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


For the quarter ended                                     Commission File Number
June 30, 1997                                                     1-7444


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