Form 10-K
period 1997-09-30
OAKWOOD HOMES CORP
filed 1997-12-29
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(D)  OF THE  SECURITIES
    EXCHANGE  ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ________________

Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NORTH CAROLINA                                      56-0985879
         (State of incorporation)                          (I.R.S. Employer
                                                            Identification No.)

                  7800 McCloud Road, Greensboro, NC 27409-9634
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                Post Office Box 27081, Greensboro, NC 27425-7081
--------------------------------------------------------------------------------
                (Mailing address of principal executive offices)

Registrant's telephone number, including area code:  336/664-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
         Title of Each Class                              Which Registered

Common Stock, Par Value                            New York Stock Exchange, Inc.
  $.50 Per Share

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.50 Per Share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         The aggregate market value of shares of the Registrant's $.50 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of December 12, 1997 was $1,361,086,176.

         The number of issued and outstanding shares of the Registrant's $.50 par value Common Stock, its only outstanding class of Common Stock, as of December 12, 1997 was 46,415,258 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                               Parts Into Which
         Incorporated Documents                                  Incorporated

Annual Report to Shareholders for                               Parts I and II
  for the fiscal year ended
  September 30, 1997

Proxy Statement for Annual Meeting                              Parts I and III
  of Shareholders to be held
  February 11, 1998

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

ITEM 1 - BUSINESS

         The Registrant, which was founded in 1946, designs, manufactures and markets manufactured homes and finances the majority of its sales. The Registrant operates five manufacturing plants in North Carolina, five in Georgia, three in Texas, and one each in California, Colorado, Oregon and Tennessee. The Registrant's manufactured homes are sold at retail through 300 Registrant owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 93 independent retailers located primarily in the western and southern United States. The Registrant writes insurance for customers choosing to purchase insurance and reinsures the risk on the insurance it writes.


Manufactured Homes

         The Registrant designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, two, three or four bedrooms and one or two bathrooms, and is equipped with a range and oven, refrigerator, hot water heater and central heating. A large number of homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Registrant are sold under the registered trademarks "Oakwood," "Freedom," "Golden West," "Villa West" and "Peachtree" and the trade names "Victory," "Country Estate," "Bradbury," "Winterhaven," "Golden Villa," "First Place," "Omni," "Hyatt," "Command," "Destiny," "Sunrise Dream Home" and "Family Dream Home."

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

         The Registrant manufactures 14-foot and 16-foot wide single-section homes and multi-section homes consisting of two floors which are joined at the homesite and which generally are 24 or 28 feet wide. The Registrant also manufactures a limited number of multi-section homes consisting of three or four floors. The Registrant's homes range from 40 feet to 80 feet in length. The Registrant's single-section homes are sometimes placed on rental lots in communities of similarly constructed homes.

         The Registrant manufactures homes at seventeen plants located in Moultrie, Georgia (5); Richfield (2), Rockwell (2) and Pinebluff, North Carolina; Hillsboro (2) and Ennis, Texas; Perris, California; Albany, Oregon; Fort Morgan, Colorado; and Pulaski, Tennessee. The Registrant is presently building an additional plant in Killeen, Texas.

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

Sales

         At September 30, 1997, the Registrant sold manufactured homes through 300 Registrant owned and operated sales centers located in 28 states primarily in the southeast and southwest. See "Properties - Manufactured Home Sales Centers." The Registrant opened 49 new sales centers and closed four sales centers in fiscal 1997. Each of the Registrant's sales centers is assigned Registrant-trained sales personnel. Each salesperson is paid a commission based on the gross margin of his or her sales, and each sales manager is paid a commission based on the profits of the sales center. These commissions may be reduced if certain operational objectives are not met.

         The Registrant operates its sales centers under the names Oakwood(R) Mobile Homes, Freedom Homes(R), Victory Homes and Golden West Homes(R). At its sales centers, the Registrant sells homes manufactured by it as well as by other manufacturers. The Registrant uses purchases from independent manufacturers to supplement its manufacturing. Approximately 95% of the Registrant's retail dollar sales of new homes were homes manufactured by the Registrant and 5% represented sales of new homes manufactured by others. The Registrant has not had difficulty purchasing homes from independent manufacturers and believes an adequate supply of such homes is available to meet its needs.

         The Registrant also sells used homes acquired in trade-ins. At September 30, 1997, the Registrant's inventory of used homes was 1,018 homes as compared to 864 homes at September 30, 1996. Used homes in inventory do not include repossessed units.

         The Registrant also sells its homes to approximately 93 independent retailers located primarily in California, Oregon, Arizona, Washington, Georgia, North Carolina, and South Carolina as well as in 7 other western and southern states. Sales to independent retail dealers accounted for approximately 9% of the Registrant's total dollar volume of sales in fiscal 1997 as compared to 16% in fiscal 1996. This decline resulted from the Registrant's addition of Registrant-owned sales centers in the areas surrounding recent manufacturing acquisitions.

         During recent years, the Registrant has placed increased emphasis on the sale of multi-section homes. In fiscal 1997, the Registrant's retail sales of new multi-section homes were 47% of the total number of new homes sold at retail, as compared to 32% in fiscal 1996.

         The retail sales price for new single section homes sold by the Registrant in fiscal 1997 generally ranged from $13,000 to $51,000 with a mean sales price of approximately $29,200. The retail sales price of multi-section homes sold by the Registrant generally ranged from $24,000 to $124,000, with a mean sales price of approximately $47,900.

         The Registrant's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a substantial majority of the homes manufactured by the Registrant are sold directly to retail customers, the Registrant's backlog of orders is not material.

Registrant Retail Sales Financing

         A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 85% of the Registrant's retail unit sales in fiscal 1997 were financed by installment sale contracts or loans arranged by the Registrant, each of which generally required a minimum 5% downpayment and provided for monthly payments generally over a period of seven to 30 years. In fiscal 1997, of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes, 92% were installment sales or loans financed and warehoused by the Registrant for investment or later sale and 8% were installment sales or loans financed by others without recourse to the Registrant. The remaining 15% of retail unit sales were paid for with cash. At September 30, 1997, the Registrant held installment sale contracts or loans with a principal balance of approximately $322,830,000 and serviced an additional $2,223,991,000 principal balance of installment sale contracts or loans, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts held by the Registrant are pledged to financial institutions as collateral for loans to the Registrant.

         The Registrant is responsible for the processing of credit applications with respect to customers seeking financing. The Registrant uses a credit scoring system, updated in fiscal 1998, to enhance its credit decision-making process. The most significant criteria in the system are the stability, income and credit history of the borrower. This system requires a minimum credit score before the Registrant will consider underwriting a contract. This system allows the Registrant the ability to standardize its credit-making decisions.

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

         The Registrant's ability to finance installment sale contracts is dependent on the availability of funds to the Registrant. The Registrant obtains funds to finance installment sale contracts primarily through sales of REMIC Trust certificates to institutional investors. During fiscal 1997, the Registrant sold $868,981,000 of REMIC securities. The Registrant generally has no credit exposure with respect to securitized contracts except (1) with respect to breaches of representations and warranties, (2) to the extent of any retained interests in a REMIC, (3) with respect to required servicer advances, (4) with respect to the servicing fee, which is subordinated and (5) with respect to any REMIC security the Registrant has guaranteed.

         The Registrant also obtains financing from loans insured by the FHA. These installment sale contracts are permanently funded primarily through the GNMA pass-through program, under which the

Registrant issues obligations guaranteed by GNMA. During fiscal 1997, the Registrant issued approximately $11 million in obligations guaranteed by GNMA. FHA insurance minimizes the Registrant's exposure to losses on these credit sales.

         The Registrant uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing generally at fixed rates.

         In the past, the Registrant sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Registrant in the event of default by the buyer. The Registrant receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totaled $455,000 in fiscal 1997. The Registrant's contingent liability on installment sale contracts sold with full and limited recourse was approximately $58 million at September 30, 1997.

Independent Dealer Retail Sales Financing

         The Registrant provides permanent financing for homes sold by certain independent dealers that sell Registrant manufactured homes. During fiscal 1997, the Registrant financed approximately $28 million of the retail sales of these independent dealers.

         The Registrant from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 1997, the Registrant purchased no such portfolios.

         During the fourth quarter of fiscal 1996, the Registrant and Deutsche Financial Services Corporation ("DFS"), a subsidiary of Deutsche Bank, N.A. formed Deutsche Financial Capital Limited Liability Company ("DFC") to provide retail sales financing for other independent dealers. DFS is a large wholesale financing source for manufactured housing inventory purchased by independent dealers. The Registrant and DFS are equal owners of the joint venture.

         Under the joint venture DFS provides marketing services and the Registrant is responsible for origination and servicing. The Registrant and DFS are separately compensated for their respective services. During fiscal 1997, DFC originated $221,170,000 of installment sale contracts or loans. DFC also successfully completed its first REMIC securitization pursuant to which it raised $161 million.

Delinquency and Repossession

         In the event an installment sale contract or loan becomes delinquent, the Registrant, either as owner or as servicer, normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. The Registrant, as owner or servicer, generally repossesses the home after payments have become 60 to 90 days delinquent if the Registrant is not able to work out a satisfactory arrangement with the customer. After repossession, the Registrant generally transports the home to a Registrant owned and operated sales center where the Registrant attempts to resell the home or contracts with an independent party to remarket the home. The Registrant also sells repossessed homes at wholesale.

         In an effort to minimize repossessions on contracts sold with full recourse, the Registrant monitors the servicing and collection efforts of many of the financial institutions to which the Registrant has sold installment sale contracts with full recourse. In addition, the Registrant performs the collection work on all installment sale contracts it has sold with recourse to two of its major purchasers of installment sale contracts. The Registrant is currently responsible for collection activities on 53% of the installment sale contracts which it has sold to independent financial institutions with full recourse. The Registrant is paid a fee by the financial institutions for performing this service.

         The Registrant maintains a reserve for estimated credit losses on installment sale contracts and loans owned by the Registrant or sold to third parties with full or limited recourse. The Registrant provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Registrant believes are sufficient to provide for future losses based on the Registrant's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1997, 1996 and 1995, as a result of expenses incurred due to defaults and repossessions, $3,984,000, $4,534,000, and $4,937,000, respectively, was charged to the reserve for losses on credit sales. The Registrant's reserve for losses on credit sales at September 30, 1997 was $4,277,000, as compared to $8,261,000 at September 30, 1996 and $11,795,000 at
September 30, 1995.

         In fiscal 1997, 1996 and 1995, the Registrant repossessed 3,879, 2,858, and 1,824 homes, respectively. The Registrant's inventory of repossessed homes was 962 homes at September 30, 1997 as compared to 642 homes at September 30, 1996 and 425 homes at September 30, 1995. The estimated net realizable value of repossessed homes in inventory at September 30, 1997 was approximately $28 million. Information concerning repossessions includes homes repossessed as servicer.

         The net losses resulting from repossessions on Registrant originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1997, 1996 and 1995 was 1.30%, 1.01%, and 0.75%.

         At September 30, 1997 and September 30, 1996, delinquent installment sale contracts expressed as a percentage of the total number of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:


                                                                      Delinquency Percentage
                                Total Number                             September 30, 1997
                                of Contracts          ---------------------------------------------------------
                                 and Loans             30 days          60 days          90 days          Total
                               -------------           --------        --------          --------        ------
Registrant-serviced
  contracts and loans .......    93,013(1)                 1.4%            0.5%             0.8%             2.7%
Contracts and loans sold
  with full recourse and
  serviced by others ........     3,753                    2.2%            0.6%             0.5%             3.3%

                                       7


                                                                       Delinquency Percentage
                                Total Number                             September 30, 1996
                                of Contracts          ---------------------------------------------------------
                                 and Loans             30 days          60 days          90 days          Total
                               -------------           --------        --------          --------        ------

Registrant-serviced
    contracts and loans .....    71,297(1)                 1.2%            0.5%             0.8%             2.5%
Contracts and loans sold
    with full recourse
    and serviced by
    others...................      4,705                   2.9%            0.7%             0.7%             4.3%

-----------
         (1)Excludes certain contracts and loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.


         At September 30, 1997 and September 30, 1996, delinquent installment sale contracts expressed as a percentage of the total outstanding principal balance of installment sale contracts which the Registrant services or has sold with full recourse and are serviced by others were as follows:


                                                                            Delinquency Percentage
                                                                              September 30, 1997
                                Total Number               --------------------------------------------------------
                                of Contracts                30 days          60 days          90 days          Total
                               -------------               --------         --------          --------        ------
Registrant-serviced
    contracts and loans .....    $2,532,284,000(1)          1.2%            0.5%             0.9%             2.6%
Contracts and loans sold
    with full recourse
    and serviced by others ..    $   32,000,000             2.9%            0.7%             0.5%             4.1%

                                       8


                                                                           Delinquency Percentage
                                                                            September 30, 1996
                                Total Number              --------------------------------------------------------
                                of Contracts               30 days          60 days          90 days          Total
                               -------------              --------        --------          --------        ------
Registrant-serviced
    contracts and loans......    $1,689,270,000(1)          1.2%            0.4%             0.8%             2.4%
Contracts and loans sold
    with full recourse and
    serviced by others ......       $46,000,000             3.2%            0.7%             0.7%             4.6%


--------------

         (1)Excludes certain contracts and loans originated in September of each year which were being processed at year end and which were not entered into the loan servicing system until October.

Independent Retailer Repurchase Obligations

         Substantially all of the independent retailers who purchase homes from the Registrant finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution may require the Registrant to enter into a repurchase agreement with the financial institution under which the Registrant is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Registrant agrees to repurchase homes at declining prices over the period of the agreement. At September 30, 1997, the Registrant estimates that its contingent liability under these repurchase agreements was approximately $31 million. The Registrant's losses under these arrangements have not been significant.

Insurance

         The Registrant acts as agent for certain insurance companies with respect to homeowners insurance, credit life insurance and service contracts written for its customers. The Registrant generally requires customers purchasing homes pursuant to the Registrant's origination of installment sale contracts or loans to have homeowners insurance until the principal balance of the contract is paid. Historically, a substantial number of customers have renewed homeowners policies through the Registrant for which the Registrant receives renewal commissions.

         The Registrant reinsures, through a subsidiary, substantially all of the risk on the insurance products written by it. The Registrant has reinsured a portion of its homeowner's catastrophic risk in the reinsurance markets.

Manufactured Housing Communities

         The Registrant has under development a manufactured housing subdivision at Hendersonville, North Carolina. The Registrant also owns land on which it intended to develop a manufactured housing subdivision in Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course which the Registrant sold in fiscal 1997. The Registrant intends to attempt to sell its remaining interests in the Pinehurst subdivision and does not expect to develop additional subdivisions.
                                       9

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

         The Registrant believes that its vertical integration gives it a competitive advantage over many of its competitors. The Registrant is aware, however, that several of its manufacturing competitors are attempting to establish their own retail distribution systems. To the extent such competitors enter the retail market the Registrant could face increased competition at that level. The Registrant competes on the basis of reputation, quality, financing ability, service, features offered and price.

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

Regulation

         A variety of laws affect the financing of manufactured homes by the Registrant. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification. Installment sale contracts and loans eligible for inclusion in the GNMA Program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of the installment sale contracts and loan documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts and loan documents. The sale of insurance products by the Registrant is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.
                                       10

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

Financial Information About Industry Segments

         Financial information for each of the three fiscal years in the period ended September 30, 1997 with respect to the Registrant's manufactured home operations and retail sales financing operations are incorporated herein by reference to page 35 of the Registrant's 1997 Annual Report to Shareholders.

Employees

         At September 30, 1997, the Registrant employed 7,078 persons, of which 2,630 were engaged in sales and service, 3,687 in manufacturing, 433 in consumer finance, and 328 in executive, administrative and clerical positions.

ITEM 2 - PROPERTIES

Offices

         The Registrant owns its executive office space in Greensboro, North Carolina. The Registrant also owns two additional office buildings, which formerly served as its executive office space, located in two adjacent three-story buildings in Greensboro, North Carolina. The Registrant leases office space in Texas and Arizona.

Manufacturing Facilities

         The location and ownership of the Registrant's production facilities are as follows:

                                                         Owned/
                    Location                             Leased
                    --------                             ------
Richfield, North Carolina (2 plants)                      Owned
Rockwell, North Carolina (2 plants)                       Owned
Pinebluff, North Carolina                                 Owned
Moultrie, Georgia (5 plants)                              Owned
Hillsboro, Texas (2 plants)                               Owned
Ennis, Texas                                              Owned
Pulaski, Tennessee                                       Leased
Albany, Oregon                                        Leased/Owned
Perris, California                                        Owned
Fort Morgan, Colorado                                     Owned

         These facilities are located on tracts of land generally ranging from 10 to 45 acres. The production area in these facilities ranges from approximately 50,000 to 200,000 square feet.

         The land and buildings at these facilities were subject to mortgages with an aggregate balance of $8,243,000 at September 30, 1997.

         The Registrant's manufacturing facilities are generally one story metal prefabricated structures. The Registrant believes its facilities are in good condition.

         Based on the Registrant's normal manufacturing schedule of one shift per day for a five-day week, the Registrant believes that its seventeen plants have the capacity to produce approximately 45,625 floors annually, depending on product mix, including a new Georgia plant that opened in September 1997 which has an expected annual capacity of 3,750 floors. During fiscal 1997, the Registrant manufactured 40,362 floors at its plants.

Manufactured Home Sales Centers

         The Registrant's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Registrant operated 300 sales centers at September 30, 1997 located in 28 states distributed as follows: North Carolina
(60), Texas (56), South Carolina (21), Tennessee (18), Alabama (16), Virginia
(16), Georgia (14), Kentucky (12), Washington (11), Florida (10), Mississippi
(9), Arizona (8), New Mexico (7), Arkansas (6), Missouri (5), Idaho (4), Louisiana (4), Colorado (3), Delaware (3), Oregon (3), West Virginia (3), California (2), Kansas (2), Oklahoma (2), Utah (2), Indiana (1), Ohio (1), and Nevada (1).

         Twenty-six sales centers are on property owned by the Registrant and the other locations are leased by the Registrant for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Registrant during the year ended September 30, 1997 for the leased sales centers totaled approximately $8,405,000.

Manufactured Housing Communities

         The Registrant has under development a manufactured housing subdivision at Hendersonville, North Carolina. The Registrant also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Registrant intends to offer the property for sale.

         The Registrant also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. At September 30, 1997, this property was subject to a mortgage with a total balance of $822,000.

ITEM 3 - LEGAL PROCEEDINGS

         The Registrant is a defendant in a number of suits which are incidental to the conduct of its business.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

SEPARATE ITEM - EXECUTIVE OFFICERS OF THE REGISTRANT

         Information as to executive officers of the Registrant who are directors and nominees of the Registrant is incorporated herein by reference to the section captioned Election of Directors of the Registrant's Proxy Statement for the Substitute Annual Meeting of Shareholders to be held February 11, 1998. Information as to the executive officers of the Registrant who are not directors or nominees is as follows:


Name                                            Age          Information About Officer
-----                                           ---          --------------------------

Lisa K. Carter                                   31          Vice  President and  Controller  since 1997;  Assistant
                                                             Controller 1994-1997;  Audit Manager, Price Waterhouse,
                                                             LLP 1994; Audit Senior, Price Waterhouse, LLP 1991-1994


William G. Edwards                               53          Executive  Vice  President - Housing  Operations  since
                                                             1997;  Executive Vice President - Manufacturing  1996 -
                                                             1997;  Senior Vice  President  - Eastern  Manufacturing
                                                             1995-96;  President  and  Chief  Executive  Officer  of
                                                             Destiny    Industries,    Inc.    (manufactured    home
                                                             manufacturer) 1978-1995.

Douglas R. Muir                                  43          Senior  Vice   President  and  Secretary   since  1994;
                                                             Treasurer since 1993;  Partner,  Price Waterhouse,  LLP
                                                             1988-1993.

Jeffrey D. Mick                                  45          Senior   Vice   President   since   1994;    Controller
                                                             1992-1997.

Robert E. Smith                                  52          Executive Vice President - Finance and Chief  Operating
                                                             Officer of Oakwood  Acceptance  Corporation since 1997;
                                                             Senior Vice President of the  Registrant  February 1997
                                                             to  September  1997;  Partner,  Price  Waterhouse,  LLP
                                                             1984-1997.

Myles E. Standish                                43          Senior Vice  President and General  Counsel since 1995;
                                                             Partner,  Kennedy Covington Lobdell & Hickman,  L.L.P.,
                                                             Attorneys at Law 1987-1995.

J. Michael Stidham                               44          Executive Vice  President - Retail and Chief  Operating
                                                             Officer   of   Oakwood   Mobile   Homes,    Inc.   (the
                                                             Registrant's  retail sales subsidiary) since 1994; Vice
                                                             President  and  Chief  Operating   Officer  of  Oakwood
                                                             Mobile  Homes,  Inc.   1992-1994;   Vice  President  of
                                                             Oakwood Mobile Homes, Inc., 1989-1992.
                                       14


Larry M. Walker                                  42          Executive  Vice  President  -  Manufacturing  and Chief
                                                             Operating  Officer  of Homes  by  Oakwood,  Inc.  since
                                                             1997;  Senior  Vice  President  -  Manufacturing  1997;
                                                             Senior Vice  President  of Quality  and  Service  1996;
                                                             Senior Vice  President -  Manufacturing  Eastern Region
                                                             1993-95; Vice President  - Manufacturing 1992.


         Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                     PART II

ITEMS 5-8

Items 5 and 7-8 are incorporated herein by reference to pages 19 to 36 of the Registrant's 1997 Annual Report to Shareholders and to the sections captioned "Securities Exchange Listing" and "Shareholders" on the inside back cover page of the Registrant's 1997 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Net income," "Earnings per common share--Primary and Fully diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per common share" for the five fiscal years ended September 30, 1997 on page 1 of the Registrant's 1997 Annual Report to Shareholders.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         Not applicable.


                                    PART III

ITEMS 10-13

Items 10-13 are incorporated herein by reference to the sections captioned Principal Holders of the Common Stock and Holdings of Management, Election of Directors, Certain Relationships and Related Transactions, Compensation Committee Report, Executive Compensation, Compensation of Directors, Employment Contracts, Termination of Employment and Change in Control Arrangements and
Section 16(a) Beneficial Ownership Reporting Compliance of the Registrant's Proxy Statement for the Substitute Annual Meeting of Shareholders to be held February 11, 1998 and to the separate item in Part I of this Report captioned Executive Officers of the Registrant.

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

                  4.2        Agreement  to Furnish  Copies of  Instruments  With
                             Respect to Long Term Debt  (filed herewith)

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
                             which are substantially identical to the
                             Form of Retirement Agreement and payment schedules
                             under
                                       16


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

         *        10.15      Amendment to 1990 Oakwood Long Term
                             Performance Plan (Exhibit 10.1 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             March 31, 1993)



         *        10.16      Amendment No. 1 to the Oakwood Homes Corporation
                             and Designated  Subsidiaries Deferred
                             Income Plan for Key Employees  (Exhibit 10.2 to the
                             Registrant's  Quarterly Report on
                             Form 10-Q for the quarter ended March 31, 1993)

         *        10.17      Form of Oakwood Homes Corporation and Designated
                             Subsidiaries  Deferred  Compensation Agreement for
                             Key Employees (Exhibit 10.3 to the Registrant's
                             Quarterly  Report on Form 10-Q for the quarter
                             ended March 31, 1993)

         *        10.18      Form of First  Amendment to Employment  Agreement
                             between the Registrant and Nicholas
                             J. St. George (Exhibit 10.1 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             December 31, 1993)

          *        10.19     First Amendment to Amended and Restated Executive
                             Retirement Benefit Employment Agreement between the
                             Registrant and Nicholas J. St. George (Exhibit 10.2
                             to the Registrant's Quarterly Report on Form 10-Q
                             for the quarter ended December 31, 1993)

          *        10.20.    First Amendment to Amended and Restated
                             Executive Disability Benefit Agreement between the
                             Registrant and Nicholas J. St. George (Exhibit 10.5
                             to the Registrant's quarterly Report on Form 10-Q
                             for the quarter ended December 31, 1993)

         *        10.21      Form of Executive Retirement Benefit Agreement
                             between the Registrant and each of
                             Larry T. Gilmore, C. Michael Kilbourne, J. Michael
                             Stidham and Larry M. Walker (Exhibit 10.7 to the
                             Registrant's Quarterly Report on Form 10-Q for the
                             quarter ended December 31, 1993)

         *        10.22      Schedule identifying omitted Executive
                             Retirement Benefit Employment Agreements which are
                             substantially identical to the Form of Executive
                             Retirement Benefit Agreement in Exhibit 10.31 and
                             payment schedules under Executive Retirement
                             Benefit Employment Agreements (Exhibit 10.8 to the
                             Registrant's Quarterly Report on Form 10-Q for the
                             quarter ended December 31, 1993)

         *        10.23      Form of Performance Unit Agreement dated November
                             16, 1993  (Exhibit  10.1 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1994)

         *        10.24      Schedule identifying omitted Performance Unit
                             Agreements which are substantially identical to the
                             Form of Performance Unit Agreement and the target
                             number of performance units under Performance Unit
                             Agreements (Exhibit 10.2 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1994)



         *         10.25     Oakwood Homes Corporation Executive Incentive
                             Compensation Plan (Exhibit 10.1 to the Registrant's
                             Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1996)

         *         10.26     Oakwood Homes Corporation Key Employee Stock
                             Plan (Exhibit 10.2 to the Registrant's Quarterly
                             Report on Form 10-Q for the quarter ended June 30,
                             1996)

         *         10.27     Form of Long-Term Incentive Compensation
                             Award Agreement dated November 15, 1995 (Exhibit
                             10.3 to the Registrant's Quarterly Report on Form
                             10-Q for the quarter ended June 30, 1996)

         *         10.28     Schedule identifying omitted Long-Term
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

         *        10.29      Form of Second Amendment to Employment  Agreement
                             between the Registrant and Nicholas J. St. George
                             (Exhibit 10.32 to the  Registrant's  Annual Report
                             on Form 10-K for the year ended September 30, 1996)

         *        10.30      Employment  Agreement between the Registrant and C.
                             Michael Kilbourne (Exhibit 10.33 to the
                             Registrant's Annual Report on Form 10-K for the
                             year ended September 30, 1996)

         *        10.31      Employment  Agreement  between the Registrant and
                             A. Steven Michael (Exhibit 10 to the
                             Registrant's Quarterly Report on Form 10-Q for the
                             quarter ended December 31, 1996)

                  11         Calculation of Earnings Per Share (filed herewith)

                  13         The Registrant's 1997 Annual Report to
                             Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing
                             (filed herewith)

                  21         List of the Registrant's Subsidiaries
                             (filed herewith)

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

                                                OAKWOOD HOMES CORPORATION


                                               By:  /s/ C. Michael Kilbourne
                                                Name:  C. Michael Kilbourne
                                                Title: Executive Vice President,
                                                       Chief Financial Officer
                                                       and Assistant Secretary
Dated:  December 29, 1997


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

         Signature                                   Capacity                                Date
         ---------                                   --------                                ----

/s/ Nicholas J. St. George                      Director and President                    December 29, 1997
------------------------------------            and Chief Executive
Nicholas J. St. George                          Officer (Principal
                                                Executive Officer)



/s/ C. Michael Kilbourne                        Director and Executive                    December 29, 1997
------------------------------------            Vice President, Chief
C. Michael Kilbourne                            Financial Officer and
                                                Assistant Secretary
                                                (Principal Financial
                                                Officer)


/s/ Dennis I. Meyer                             Director                                  December 29, 1997
------------------------------------
Dennis I. Meyer


/s/ Kermit G. Phillips, II                      Director                                  December 29, 1997
------------------------------------
Kermit G. Phillips, II


/s/ Roger W. Schipke                            Director                                  December 29, 1997
------------------------------------
Roger W. Schipke




/s/ Sabin C. Streeter                           Director                                  December 29, 1997
------------------------------------
Sabin C. Streeter


/s/ Francis T. Vincent, Jr.                     Director                                  December 29, 1997
------------------------------------
Francis T. Vincent, Jr.


/s/ Clarence W. Walker                          Director                                  December 29, 1997
------------------------------------
Clarence W. Walker


/s/ H. Michael Weaver                           Director                                  December 29, 1997
------------------------------------
H. Michael Weaver


/s/ Douglas R. Muir                             Senior Vice President,                    December 29, 1997
------------------------------------             Treasurer and
Douglas R. Muir                                  Secretary (Principal
                                                 Accounting Officer)


/s/ Lanty L. Smith                              Director                                  December 29, 1997
------------------------------------
Lanty L. Smith


                            OAKWOOD HOMES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         The financial statements, together with the report thereon of Price Waterhouse LLP dated November 3, 1997, appearing on pages 19 to 36 of the accompanying 1997 Annual Report to Shareholders, are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7 and 8, the 1997 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Form 10-K Annual Report have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                         PAGE

         Supplementary information to notes to
           consolidated financial statements                              F-1

                            OAKWOOD HOMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION TO NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS



The components of inventories are as follows:


                                                                          September 30,
                                                           1997                  1996                      1995
                                                           ----                  ----                      ----
New manufactured homes                                 $180,813,000            $130,443,000         $ 131,632,000
Used manufactured homes                                   5,954,000               6,462,000             4,825,000
Homes in progress                                         2,948,000               2,410,000             2,220,000
Land/homes under
development                                               3,859,000               4,820,000             2,042,000
Raw materials and supplies                               14,724,000              11,755,000            10,471,000
                                                         ----------              ----------            ----------
                                                       $208,298,000            $155,890,000         $ 151,190,000
                                                        ===========             ===========           ===========

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    EXHIBITS

                                  ITEM 14(a)(3)

                                    FORM 10-K

                                  ANNUAL REPORT

                                                                    Commission
For the fiscal year ended                                           File Number
September 30, 1997                                                    1-7444

                            OAKWOOD HOMES CORPORATION

                                  EXHIBIT INDEX

Exhibit No.                                                            Exhibit Description
-----------                                                            --------------------
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

         4.2                        Agreement  to  Furnish  Copies of  Instruments  With  Respect to Long Term Debt
                                    (filed herewith)


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

         10.15                      Amendment to 1990  Oakwood  Long Term  Performance  Plan  (Exhibit  10.1 to the
                                    Registrant's  Quarterly  Report on Form 10-Q for the  quarter  ended  March 31,
                                    1993)

         10.16                      Amendment No. 1 to the Oakwood Homes  Corporation  and Designated  Subsidiaries
                                    Deferred  Income  Plan  for Key  Employees  (Exhibit  10.2 to the  Registrant's
                                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

         10.17                      Form  of  Oakwood  Homes  Corporation  and  Designated   Subsidiaries  Deferred
                                    Compensation  Agreement  for Key Employees  (Exhibit  10.3 to the  Registrant's
                                    Quarterly Report on Form 10-Q for the quarter ended March 31, 1993)

         10.18                      Form of First  Amendment to Employment  Agreement  between the  Registrant  and
                                    Nicholas J. St. George (Exhibit 10.1 to the  Registrant's  Quarterly  Report on
                                    Form 10-Q for the quarter ended December 31, 1993)

         10.19                      First  Amendment  to  Amended  and  Restated   Executive   Retirement   Benefit
                                    Employment  Agreement  between  the  Registrant  and  Nicholas  J.  St.  George
                                    (Exhibit  10.2  to the  Registrant's  Quarterly  Report  on Form  10-Q  for the
                                    quarter ended December 31, 1993)

         10. 20                     First Amendment to Amended and Restated Executive  Disability Benefit Agreement
                                    between  the  Registrant  and  Nicholas  J.  St.  George  (Exhibit  10.5 to the
                                    Registrant's  Quarterly  Report on form 10-Q for the quarter ended December 31,
                                    1993)

         10.21                      Form of Executive Retirement Benefit
                                    Agreement between the Registrant and each of
                                    Larry T. Gilmore, C. Michael Kilbourne, J.
                                    Michael Stidham and Larry M. Walker (Exhibit
                                    10.7 to the Registrant's Quarterly Report on
                                    Form 10-Q for the quarter ended December 31,
                                    1993)



         10.22                      Schedule   identifying   omitted  Executive   Retirement   Benefit   Employment
                                    Agreements  which  are  substantially   identical  to  the  Form  of  Executive
                                    Retirement  Benefit  Agreement  in Exhibit  10.31 and payment  schedules  under
                                    Executive  Retirement  Benefit  Employment  Agreements  (Exhibit  10.8  to  the
                                    Registrant's  Quarterly  Report on Form 10-Q for the quarter ended December 31,
                                    1993)

         10.23                      Form of  Performance  Unit  Agreement  dated November 16, 1993 (Exhibit 10.1 to the  Registrant's  Quarterly Report on Form 10-Q for the quarter ended June 30,
                                    1994)

         10.24                      Schedule identifying omitted Performance
                                    Unit Agreements which are substantially
                                    identical to the Form of Performance Unit
                                    Agreement and the target number of
                                    performance units under Performance Unit
                                    Agreements (Exhibit 10.2 to the Registrant's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1994)

         10.25                      Oakwood Homes Corporation  Executive Incentive  Compensation Plan (Exhibit 10.1
                                    to the  Registrant's  Quarterly  Report on Form 10-Q for the quarter ended June
                                    30, 1996)

         10.26                      Oakwood  Homes  Corporation  Key  Employee  Stock  Plan  (Exhibit  10.2  to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

         10.27                      Form of Long-Term  Incentive  Compensation  Award  Agreement dated November 15,
                                    1995 (Exhibit 10.3 to the  Registrant's  Quarterly  Report on Form 10-Q for the
                                    quarter ended June 30, 1996)

         10.28                      Schedule   identifying   omitted   Long-Term   Incentive   Compensation   Award
                                    Agreements  which  are  substantially   identical  to  the  Form  of  Long-Term
                                    Incentive  Compensation Award Agreement and the percentage  participation under the Long-Term  Incentive  Compensation  Award  Agreements  (Exhibit 10.4 to the
                                    Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

         10.29                      Form of Second  Amendment to Employment  Agreement  between the  Registrant and each of  Nicholas  J. St.  George  (Exhibit  10.32 to the  Registrant's  Annual
                                    Report on Form 10-K for the year ended September 30, 1996)

         10.30                      Employment  Agreement between the Registrant and C. Michael Kilbourne  (Exhibit
                                    10.33 to the  Registrant's  Annual  Report  on Form  10-K  for the  year  ended
                                    September 30, 1996)



         10.31                      Employment  Agreement  between the Registrant and A. Steven Michael (Exhibit 10 to the  Registrant's  Quarterly  Report  on Form  10-Q  for the  quarter  ended
                                    December 31, 1996)

         11                         Calculation of Earnings Per Share (filed herewith)

         13                         The Registrant's 1997 Annual Report to
                                    Shareholders. This Annual Report to
                                    Shareholders is furnished for the
                                    information of the Commission only and,
                                    except for the parts thereof incorporated by reference in this Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith)

         21                         List of the Registrant's Subsidiaries (filed herewith)

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
