Form 10-Q
period 1997-12-31
OAKWOOD HOMES CORP
filed 1998-02-17
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997 or ( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number         1-7444

                            OAKWOOD HOMES CORPORATION
                            --------------------------
             (Exact name of registrant as specified in its charter)


     North Carolina                                     56-0985879
     --------------                                     ----------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)


                  7800 McCloud Road, Greensboro, North Carolina
                  ----------------------------------------------
                                   27409-9734
                    (Address of principal executive offices)

                Post Office Box 27081, Greensboro, North Carolina
                -------------------------------------------------
                                   27425-7081
                (Mailing address of principal executive offices)

                                 (336) 664-2400
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes    X             No
      ------            -------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 1998.

      Common Stock, Par Value $.50 Per Share . . . . . . . . . .46,466,494

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     For the Quarter Ended December 31, 1997

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)



                                                         Three months ended
                                                             December 31,
                                                           ----------------

                                                           1997           1996
                                                           ----           ----

Revenues
     Net sales                                             $221,893     $177,782
     Financial services income                               30,479       24,772
     Other income                                             2,291        4,636
                                                           --------     --------
       Total revenues                                       254,663      207,190
                                                           --------     --------

Costs and expenses
     Cost of sales                                          151,826      123,812
     Selling, general and administrative expenses            58,461       48,367
     Financial services operating expenses                   11,037        5,784
     Interest expense
       Non-financial services                                   707          832
       Financial services                                     3,919        3,489
                                                           --------     --------
       Total costs and expenses                             225,950      182,284
                                                           --------     --------

Income before income taxes                                   28,713       24,906
Provision for income taxes                                   10,911        9,713
                                                           --------     --------

Net income                                                 $ 17,802     $ 15,193
                                                           ========     ========

Earnings per share
     Basic                                                 $    .39     $    .33
     Diluted                                               $    .38     $    .33

Dividends per share                                        $    .01     $    .01

Average shares outstanding
     Basic                                                   46,050       45,413
     Diluted                                                 47,331       46,732


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)


                                                     December 31,  September 30,
                                                          1997          1997
                                                          ----          ----

ASSETS
Cash and cash equivalents                                $  39,411    $  28,717
Receivables and investments                                377,891      462,080
Inventories
     Manufactured homes                                    217,698      186,767
     Work-in-process, materials and supplies                20,359       17,672
     Land/homes under development                            4,159        3,859
                                                         ---------    ---------
                                                           242,216      208,298
Properties and facilities                                  143,631      139,702
Deferred income taxes                                       13,897       12,994
Other assets                                                73,297       52,715
                                                         ---------    ---------
                                                         $ 890,343    $ 904,506
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                    $ 166,859    $ 175,800
Notes and bonds payable                                     72,989       78,815
Accounts payable and accrued liabilities                    99,072      122,162
Insurance policy reserves                                   33,492       30,535
Other long-term obligations                                 14,924       13,312

Shareholders' equity
     Common stock, $.50 par value; 100,000,000
       shares authorized; 46,440,000 and 46,299,000
       shares issued and outstanding                        23,220       23,149
     Additional paid-in capital                            160,604      159,281
     Retained earnings                                     323,872      306,533
                                                         ---------    ---------
                                                           507,696      488,963
Less:  Unearned compensation                                (4,689)      (5,081)
                                                         ---------    ---------
                                                           503,007      483,882
                                                         ---------    ---------
                                                         $ 890,343    $ 904,506
                                                         =========    =========


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                              Three months ended
                                                                   December 31,
                                                              ---------------------

                                                                 1997         1996
                                                                ----          ----

Operating activities
     Net income                                                 $  17,802    $  15,193
     Items not requiring (providing) cash
       Depreciation and amortization                                4,454        3,210
       Deferred income taxes                                         (903)         130
       Gain on sale of loans                                       (5,859)      (4,964)
       Other                                                        4,432          744
       Decrease in other receivables                                  715       25,044
       (Increase) in inventories                                  (33,918)     (33,826)
       (Increase) in prepaid expenses                              (1,019)      (1,511)
       (Increase) decrease in deferred insurance policy
          acquisition costs                                          (289)         195
       (Decrease) in accounts payable and accrued liabilities     (22,849)     (75,079)
       Increase (decrease) in insurance policy reserves             2,957         (473)
       Increase in other long-term obligations                        733          107
                                                                ---------    ---------
         Cash (used) by operations                                (33,744)     (71,230)
       Loans originated                                          (195,991)    (174,297)
       Sale of loans                                              271,035      291,912
       Principal receipts on loans                                  9,454        7,426
                                                                ---------    ---------
         Cash provided by operating activities                     50,754       53,811
                                                                ---------    ---------

Investing activities
     Investment in and advances to joint venture                  (21,954)     (25,000)
     Additions to properties and facilities                        (7,892)      (6,181)
     Other                                                          3,679       (1,078)
                                                                ---------    ---------
       Cash (used) by investing activities                        (26,167)     (32,259)
                                                                ---------    ---------

Financing activities
     Net repayments on short-term credit facilities                (8,941)     (19,606)
     Payments on notes and bonds                                   (5,706)     (11,477)
     Cash dividends                                                  (463)        (457)
     Proceeds from exercise of stock options                        1,217        1,387
                                                                ---------    ---------
       Cash (used) by financing activities                        (13,893)     (30,153)
                                                                ---------    ---------

Net increase (decrease) in cash and cash equivalents               10,694       (8,601)

Cash and cash equivalents
     Beginning of period                                           28,717       28,577
                                                                ---------    ---------
     End of period                                              $  39,411    $  19,976
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

2. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. All current and prior year EPS amounts herein reflect adoption of FAS 128.

3. The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $53 million at December 31, 1997. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $40 million at December 31, 1997. In addition, the Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $28 million at December 31, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended December 31, 1997 compared to three months ended December 31,
-------------------------------------------------------------------------------
1996
----

         The following table summarizes certain key statistics for the quarters ended December 31, 1997 and 1996 :

                                                      1997       1996
                                                     ------     ------

Retail sales (in millions)                           $ 201.6    $ 150.2
Other sales (in millions)                            $  20.3    $  27.6
Total sales (in millions)                            $ 221.9    $ 177.8
Gross profit %                                          31.6%      30.4%
New single-section homes sold - retail                 2,136      2,243
New multi-section homes sold - retail                  2,595      1,639
Used homes sold - retail                                 549        456
New single-section homes sold - wholesale                 75        211
New multi-section homes sold - wholesale                 518        721
Average new single-section sales price - retail      $30,100    $29,100
Average new multi-section sales price - retail       $51,100    $49,600
Average new single-section sales price - wholesale   $16,700    $14,600
Average new multi-section sales price - wholesale    $35,700    $31,200
Weighted average retail sales centers
  open during the period                                 305        259


         Retail sales dollar volume increased 34%, reflecting a 22% increase in new unit volume, 3% increases in the average new single-section and new multi-section sales prices and an increase in the percentage of total retail new unit volume represented by multi-section homes from 42% last year to 55% in the first quarter of fiscal 1998. Single-section unit volume decreased 5%, while multi-section unit volume rose 58% from the first quarter of fiscal 1997. The average selling prices for new single-section and new multi-section homes sold at retail increased primarily due to a shift in product mix toward higher price points. The retail sales increase reflects the effects of the Company's capacity realignment towards multi-section homes late in the second quarter of fiscal 1997. Redirecting manufacturing capacity to multi-section products helped reduce manufacturing backlogs and enabled the Company to offer a broader assortment of products to consumers which management believes contributed to the increase in multi-section unit sales. The increase in multi-section home sales during the first quarter of fiscal 1998 is also attributable to the continuing success of the Sunrise Dream Home and the introduction of the Family Dream Home(TM), the second in a series of standardized homes supported by national marketing campaigns. Over 1,100 homes in the Dream Home series were sold during the first quarter of fiscal 1998. During the first quarter of fiscal 1998, the Company opened or acquired 11 new sales centers compared to 7 sales centers in the first quarter of fiscal 1997. Total new retail sales dollars at sales centers open more than one year increased 15% during the first quarter of fiscal 1998.

         Other sales dollar volume declined by 26%, reflecting a 36% decrease in wholesale unit volume. This decrease was offset by increases of 14% in the average sales price of both new single-section homes and new multi-section homes due to a shift in product mix toward higher price points, as well as price increases. The decline in wholesale unit volume reflects the Company's strategy of changing the distribution of products produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the quarter ended December 31, 1997, 72% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 55% in the first quarter of fiscal 1997. Golden West and Destiny were acquired by the Company in 1994 and 1995, respectively. Prior to the acquisitions, these companies sold their products exclusively at wholesale to independent retailers.

         Gross profit margin increased to 31.6% during the quarter ended December 31, 1997 from 30.4% in the first quarter of fiscal 1997, reflecting higher operating levels and efficiencies in manufacturing and the reduced significance of relatively lower margin wholesale sales. Manufacturing production for the first quarter of fiscal 1998 increased 11% over the first quarter of fiscal 1997. The percentage of new homes sold at retail which were produced in Company-owned manufacturing plants decreased slightly from approximately 95% in the quarter ended December 31, 1996 to approximately 94% in the first quarter of fiscal 1998.

         Financial services income increased to $30.5 million from $24.8 million for the first quarter of last year. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $7.3 million in the first quarter of fiscal 1997 to $7.2 million this year. This decrease reflects the decline in the principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. The Company continues to sell via securitization substantially all the loans it originates, and accordingly interest income should continue to decline as the remaining loans held for investment are liquidated. Loan servicing fees increased from $4.9 million in the first quarter of fiscal 1997 to $6.5 million this year, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income decreased from $6.1 million to $3.0 million, reflecting a decrease in the average yield on those investments, arising principally from higher credit losses more fully described below. This decrease was slightly offset by an increase in the average balance of REMIC residual interests during the period.

         The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the quarter ended December 31, 1997, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.22% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.13% one year ago. The increase in net credit losses is due in part to the industry-wide trend toward lower down payments which began in 1994. The higher loss ratio also reflects increased frequency of repossession in addition to loss severity. Increasing loss ratios have the effect of reducing the yields on the Company's retained interests in securitized assets. Continuation of these trends could adversely affect future yields on or the carrying value of certain retained REMIC residual interests. To counteract this trend, the Company tightened underwriting standards and focused additional emphasis on closing retail sales with relatively higher credit quality customers. In addition, the Company has implemented programs to improve recovery rates on defaulted loans in order to reduce the severity of credit losses.

         Financial services income for the first quarter of fiscal 1998 and 1997 includes gains of approximately $6.0 million, or $.08 per share, after tax and $5.0 million, or $.06 per share, after tax, respectively, from the sale of asset-backed securities.

         Financial services income for the first quarter of fiscal 1998 also includes $6.9 million in revenues from the Company's new captive reinsurance business which began operations on June 1, 1997. This new subsidiary enables the Company to participate more fully in what management believes to be the profitable income streams associated with the property and casualty insurance and service contract business than was possible under the commission-based insurance agency arrangement which preceded its formation. As an insurance underwriter, the Company recognizes insurance premium revenues over the life of the related policies as a component of financial services income, with the associated claims expenses reflected in financial services operating expenses. Previously, insurance commission revenue was reported upon the sale of the policies by Oakwood's retail operations, and was included in other income. Due to this fundamental change in the Company's business, earnings for insurance operations are now spread over the lives of the policies rather than being recognized in full when the policies were sold. Management estimates that this conversion from an insurance agency to an insurance underwriter penalized first quarter 1998 earnings by approximately $1.8 million (approximately $1.1 million after tax, or approximately $.02 per share). This anomaly in comparisons is expected to continue, with decreasing effect, through mid-1999. Because reinsurance claims costs are recorded as insured events occur, underwriting reinsurance risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

         The majority of the 51% decrease in other income reflects decreased insurance commissions resulting from the formation of the reinsurance subsidiary and the Company's exit from commission-based insurance agency arrangements discussed above. Insurance commissions for the first quarter of fiscal 1997 totaled $2.5 million.

         Selling, general and administrative expenses declined to 26.3% of net sales in the first quarter of fiscal 1998 compared to 27.2% of net sales last year. The decrease reflects in part the reduced significance of fixed costs on a higher revenue base.

         Financial services operating expenses rose 91% during the first quarter of fiscal 1998 due to the addition of claims and other expenses related to the formation of the captive reinsurance company discussed above. Exclusive of the captive reinsurance costs, financial services operating expenses rose $158,000 or 3% compared to the quarter ended December 31, 1996 on a 30% increase in the average number of loans serviced during the period and a 35% increase in total credit application volume.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans as well as interest expense associated with all short-term line of credit borrowings. Financial services interest expense increased 12% primarily due to a $1.6 million increase in short-term interest expense related to higher average outstanding balances, offset by lower weighted average interest rates on short-term lines of credit. This increase was partially offset by declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.

                                YEAR 2000 ISSUES
                                ----------------

         The Company has analyzed the potential effects of year 2000 issues on the computer systems that support the Company's business, including issues associated with the Company's internally developed software and software licensed from third parties. The Company is also in the process of reviewing the issues faced by certain significant suppliers to the Company.

         The Company has begun remediation of internally developed software to resolve year 2000 compliance issues. The costs incurred by the Company to date, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material. Based upon its assessment of internally developed and licensed software and the status of remediation undertaken to date, the Company believes that substantially all significant issues associated with year 2000 compliance will be resolved by the end of calendar 1998.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         Receivables and investments decreased from September 30, 1997 primarily due to the timing and amount of the Company's securitization of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company securitized approximately $252 million of loans in November 1997.

         The increase in inventories from September 30, 1997 reflects the normal seasonal manufacture of inventory during the winter months in preparation for the spring and summer selling season.

         Short-term borrowings reflect outstanding advances on the Company's warehousing facility used to finance originated loans prior to securitization or other permanent financing as well as borrowings under other short-term credit facilities. Management believes that permanent financing for its loans remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every three months.

     The Company intends to finance internal growth of its retail and manufacturing business principally using internally generated funds and short-term lines of credit. Because the Company sells all of the regular REMIC interests in its securitizations, additional permanent corporate financing is not expected to be required to fund internal expansion of the financial services businesses. However, as discussed below, in the event the potential Schult Homes Acquisition is consummated, the Company anticipates it will finance the acquisition with certain long-term debt. Additionally, should the Company expand its businesses through other significant acquisitions, additional permanent capital could be required. In addition, the Company continues to monitor the debt and equity markets and evaluate the sources and cost of long-term capital in light of management's assessment of existing and future conditions in the capital markets and its assessment of the appropriate components of the Company's capital structure. While management believes that existing financing is sufficient to provide for the Company's internal growth for the foreseeable future, the Company may seek to raise additional long-term debt or equity if compelling market conditions arise. During 1997 Standard & Poor's Ratings Group, Moody's Investors Service and Fitch Investors Service, L.P. each raised its rating of the Company's senior long-term debt to BBB-. Management believes that achieving an investment grade rating from major credit rating agencies enhances the Company's flexibility in obtaining both short and long-term financing.

                         POTENTIAL BUSINESS ACQUISITION
                         ------------------------------

         On January 5, 1998 the Company signed a definitive agreement to acquire Schult Homes Corporation. The agreement provides that Schult will be merged with a newly formed subsidiary of the Company; pursuant to the merger, each outstanding common share of Schult will be converted into the right to receive $22.50 in cash, or approximately $101 million in the aggregate. Consummation of the acquisition is anticipated by March 31, 1998 and is subject to certain conditions, including completion of environmental due diligence and certain documentation, receipt of certain approvals and approval of the merger by the shareholders of Schult. The Company intends to account for the acquisition as a purchase.

         Schult is an independent producer of manufactured and modular housing headquartered in Middlebury, Indiana. Schult focuses on the middle to higher price range of the manufactured housing market and the lower to middle price range of the modular housing market. For the year ended June 28, 1997, approximately 86% of Schult's $348 million of net sales represented sales of manufactured homes, with the balance representing sales of modular homes. Schult markets manufactured homes under the "Schult" and "Marlette" brand names, and modular homes under the "Crest" brand name. Schult's products are manufactured in ten plants located in seven states, and are sold to over 900 independent dealers.

         The Company has a commitment from a commercial bank to lend the Company $100 million to fund, in part, the acquisition of Schult. The commitment provides that the $100 million is repayable 364 days from the date on which the loan is funded. The Company intends to refinance the acquisition financing using long-term debt. The amount of such long-term debt may exceed the amount of the acquisition financing; such excess, if any, will be used for general corporate purposes, which may include, among other things, retirement of other long-term debt.

   PART II.         OTHER INFORMATION

   Item 4.          Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

              At the Annual Meeting of Shareholders of the Registrant held on February 11, 1998, the shareholders approved (i) the election of Clarence W. Walker, Dennis I. Meyer, C. Michael Kilbourne, and Lanty L. Smith, as directors;
(ii) the 1997 Director Stock Option Plan; and (iii) the selection of Price Waterhouse LLP as independent accountants. The following table sets forth the votes on each such matter:



                                            FOR               AGAINST              ABSTAIN            NOT VOTED
                                            ---              --------             ---------           ---------

Election of Directors
(by nominee)
Clarence W. Walker                       40,208,704             --                 833,671            5,372,883
Dennis I. Meyer                          40,718,116             --                 324,259            5,372,883
C. Michael Kilbourne                     40,717,698             --                 324,677            5,372,883
Lanty L. Smith                           40,716,573             --                 325,802            5,372,883


APPROVAL OF THE 1997
Director Stock Option Plan
                                         37,790,500          2,967,424             284,451            5,372,883


Approval of Selection of
Price Waterhouse LLP as Independent
Auditors                                 40,866,729            34,007              141,639            5,372,883





   Item 6.        Exhibits and Reports on Form 8-K

                   a)      Exhibits

                           (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                           (11)   Statement re Computation of Earnings Per Share

                           (27) Financial Data Schedule (filed in electronic format only)

                   b)      Reports on Form 8-K

                           No reports on Form 8-K were filed for the quarter ended December 31, 1997.

                  Items 1, 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  February 13, 1998


                                               OAKWOOD HOMES CORPORATION




                                               BY:  s/  C. Michael Kilbourne
                                                    ------------------------
                                                    C. Michael Kilbourne
                                                    Executive Vice President
                                                    (Chief Financial Officer)
                                                    (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                              Commission File Number
   December 31, 1997                                             1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                    Exhibit Description
   ----------                     --------------------

        4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt

        11                  Statement re Computation of Earnings Per Share

         27 Financial Data Schedule (filed in electronic format only)