Form 10-K/A
period 1997-09-30
OAKWOOD HOMES CORP
filed 1998-04-10
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ________________

Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        NORTH CAROLINA                                         56-0985879
------------------------------                        --------------------------
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

ITEMS 5-8

         Items 5 and 7-8 are incorporated herein by reference to pages 13 to 36 of the Registrant's 1997 Annual Report to Shareholders and to the sections captioned "Securities Exchange Listing" and "Shareholders" on the inside back cover page of the Registrant's 1997 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Net income," "Earnings per common share--Primary and Fully diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per common share" for the five fiscal years ended September 30, 1997 on page 1 of the Registrant's 1997 Annual Report to Shareholders.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OAKWOOD HOMES CORPORATION


                                         By:  /s/ C. Michael Kilbourne
                                            ----------------------------------
                                            Name:  C. Michael Kilbourne
                                            Title: Executive Vice President,
                                                   Chief Financial Officer and
                                                   and Assistant Secretary
Dated:  April 9, 1998