Form 10-Q
period 1998-03-31
OAKWOOD HOMES CORP
filed 1998-05-15
CIK 73609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998 or
(   ) Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number         1-7444

                            OAKWOOD HOMES CORPORATION
             (Exact name of registrant as specified in its charter)


       North Carolina                                         56-0985879
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


            7800 McCloud Road, Greensboro, North Carolina 27409-9634
            --------------------------------------------------------
                    (Address of principal executive offices)

          Post Office Box 27081, Greensboro, North Carolina 27425-7081
          ------------------------------------------------------------
                (Mailing address of principal executive offices)

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

Yes    X             No
     ----              ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 1998.

      Common Stock, Par Value $.50 Per Share . . . . . . . . . 46,586,340

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1998

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)




                                                                                        Three months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    1998                  1997
                                                                                    ----                  ----
Revenues
     Net sales                                                                       $250,352              $190,652
     Financial services income                                                         12,570                25,475
     Other income                                                                       1,971                 4,162
                                                                                    ---------           -----------
       Total revenues                                                                 264,893               220,289
                                                                                    ---------             ---------

Costs and expenses
     Cost of sales                                                                    170,261               129,038
     Selling, general and administrative expenses                                      64,964                52,265
     Financial services operating expenses                                             12,417                 4,964
     Interest expense
       Non-financial services                                                             678                   810
       Financial services                                                               4,238                 4,509
                                                                                  -----------           -----------
       Total costs and expenses                                                       252,558               191,586
                                                                                    ---------             ---------

Income before income taxes                                                             12,335                28,703
Provision for income taxes                                                              4,687                10,989
                                                                                  -----------           -----------

Net income                                                                         $    7,648            $   17,714
                                                                                   ==========            ==========

Earnings per share
     Basic                                                                       $        .17         $         .39
     Diluted                                                                     $        .16         $         .38

Dividends per share                                                              $        .01         $         .01

Weighted average number of
  common shares outstanding
     Basic                                                                             46,214                45,677
     Diluted                                                                           47,803                46,598


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)




                                                                                         Six months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                    1998                  1997
                                                                                    ----                  ----
Revenues
     Net sales                                                                       $472,245              $368,434
     Financial services income                                                         43,049                50,247
     Other income                                                                       4,262                 8,798
                                                                                  -----------           -----------
       Total revenues                                                                 519,556               427,479
                                                                                    ---------             ---------

Costs and expenses
     Cost of sales                                                                    322,087               252,850
     Selling, general and administrative expenses                                     123,425               100,632
     Financial services operating expenses                                             23,454                10,748
     Interest expense
       Non-financial services                                                           1,385                 1,642
       Financial services                                                               8,157                 7,998
                                                                                  -----------           -----------
       Total costs and expenses                                                       478,508               373,870
                                                                                    ---------             ---------

Income before income taxes                                                             41,048                53,609
Provision for income taxes                                                             15,598                20,702
                                                                                   ----------            ----------

     Net income                                                                     $  25,450             $  32,907
                                                                                    =========             =========

Earnings per share
     Basic                                                                       $        .55          $        .72
     Diluted                                                                     $        .54          $        .71

Dividends per share                                                              $        .02          $        .02

Weighted average number of
  common shares outstanding
     Basic                                                                             46,132                45,545
     Diluted                                                                           47,567                46,665

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)




                                                                                  March 31,           September 30,
ASSETS                                                                              1998                  1997
                                                                                    ----                  ----

Cash and cash equivalents                                                           $  19,084             $  28,717
Receivables and investments                                                           415,028               462,080
Inventories
     Manufactured homes                                                               258,383               186,767
     Work-in-process, materials and supplies                                           21,975                17,672
     Land/homes under development                                                       4,957                 3,859
                                                                                    ---------            ----------
                                                                                      285,315               208,298
Properties and facilities                                                             152,177               139,702
Deferred income taxes                                                                  13,805                12,994
Other assets                                                                           77,710                52,715
                                                                                   ----------            ----------
                                                                                     $963,119              $904,506
                                                                                     ========              ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                                $204,884              $175,800
Notes and bonds payable                                                                67,282                78,815
Accounts payable and accrued liabilities                                              126,702               122,162
Insurance policy reserves                                                              38,656                30,535
Other long-term obligations                                                            14,093                13,312

Shareholders' equity
     Common stock, $.50 par value; 100,000,000
       shares authorized; 46,566,000 and 46,299,000
       shares issued and outstanding                                                   23,283                23,149
     Additional paid-in capital                                                       161,719               159,281
     Retained earnings                                                                331,055               306,533
                                                                                    ---------             ---------
                                                                                      516,057               488,963
Less:  Unearned compensation                                                           (4,555)               (5,081)
                                                                                  -----------           -----------
                                                                                      511,502               483,882
                                                                                    ---------             ---------
                                                                                     $963,119              $904,506
                                                                                     ========              ========

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)




                                                                                         Six months ended
                                                                                             March 31,
                                                                                             ---------
                                                                                       1998                  1997
                                                                                       ----                  ----
Operating activities
     Net income                                                                     $  25,450             $  32,907
     Items not requiring (providing) cash
       Depreciation and amortization                                                    9,391                 6,783
       Deferred income taxes                                                             (811)                  432
       Gain on sale of loans                                                          (10,971)              (11,281)
       Write-down of retained interests in loan securitizations                        16,300                 --
       Excess of cash receipts over REMIC residual income recognized
        (income in excess of collections)                                               7,245                  (613)
       Other                                                                            3,262                 2,021
       (Increase) decrease in other receivables                                          (411)               22,866
       (Increase) in inventories                                                      (77,017)              (69,744)
       (Increase) in prepaid expenses                                                  (1,864)               (2,619)
       (Increase) decrease in deferred insurance policy
          acquisition costs                                                              (717)                  138

       Increase (decrease) in accounts payable and accrued
          liabilities                                                                   5,313               (61,467)
       Increase (decrease) in insurance policy reserves                                 8,121                  (399)
       Increase (decrease) in other long-term obligations                                 (98)                  888
                                                                                 ------------           -----------
         Cash (used) by operations                                                    (16,807)              (80,088)
       Loans originated                                                              (443,567)             (350,587)
       Sale of loans                                                                  459,033               478,015
       Principal receipts on loans                                                     21,823                16,338
                                                                                    ---------             ---------
         Cash provided by operating activities                                         20,482                63,678
                                                                                    ---------             ---------

Investing activities
     Investment in and advances to joint venture                                      (10,454)              (49,000)
     Additions to properties and facilities                                           (20,739)              (14,798)
     Purchase of securities                                                            (5,045)               --
     Other                                                                            (12,852)               (1,260)
                                                                                    ---------            ----------
       Cash (used) by investing activities                                            (49,090)              (65,058)
                                                                                    ---------             ---------

Financing activities
     Net borrowings on short-term credit facilities                                    29,084                13,583
     Payments on notes and bonds                                                      (11,293)              (18,955)
     Cash dividends                                                                      (928)                 (917)
     Proceeds from exercise of stock options                                            2,112                 1,608
                                                                                   ----------            ----------
       Cash provided (used) by financing activities                                    18,975                (4,681)
                                                                                    ---------            ----------

Net (decrease) in cash and cash equivalents                                            (9,633)               (6,061)

Cash and cash equivalents
     Beginning of period                                                               28,717                28,577
                                                                                   ----------            ----------
     End of period                                                                  $  19,084             $  22,516
                                                                                    =========             =========

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Except for a special charge in the amount of $16.3 million recorded for the three months ended March 31, 1998 relating to the carrying value of retained interests in certain REMIC securitizations described in Management's Discussion and Analysis of Financial Condition and Results of Operations, such adjustments included only normal recurring adjustments. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2. During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. All current and prior year EPS amounts herein reflect adoption of FAS 128. The following table sets forth the computation of basic and diluted EPS:



                                                               Three months ended              Six months ended
                                                                     March 31,                     March 31,
                                                                     ---------                     ---------

                                                              1998             1997             1998            1997
                                                              ----             ----             ----            ----
       (in thousands, except per share data)

       Numerator for basic and diluted
         EPS - Net income                                     $7,648         $17,714          $25,450         $32,907

       Denominator:
         Weighed average number of
           common shares outstanding                          46,300           45,804           46,223          45,677
         Unearned ESOP shares                                    (86)           (127)              (91)          (132)
                                                              ---------        --------         ---------      -------
       Denominator for basic EPS                              46,214           45,677           46,132          45,545
         Dilutive effect of stock options and
           restricted shares computed using
           the treasury stock method                           1,589               921           1,435           1,120
                                                              -------          --------         -------         ------
       Denominator for diluted EPS                            47,803           46,598           47,567          46,665
                                                              ======           ======           ======          ======

       Earnings per common share - basic                        $.17             $.39             $.55            $.72
                                                              ======           ======           ======        ========
       Earnings per common share - diluted                      $.16             $.38             $.54            $.71
                                                              ======           ======           ======        ========


3. The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $50 million at March 31, 1998. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $40 million at March 31, 1998. In addition, the Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny and Golden West Homes, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $25 million at March 31, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------


                             RESULTS OF OPERATIONS
                             ---------------------


Three months ended March 31, 1998 compared to three months ended March 31, 1997
-------------------------------------------------------------------------------

      The following table summarizes certain key statistics for the quarters ended March 31, 1998 and 1997 :




                                                                                      1998              1997
                                                                                      ----              ----
Retail sales (in millions)                                                        $   233.9          $  169.9
Other sales (in millions)                                                         $    16.5          $   20.8
Total sales (in millions)                                                         $   250.4          $  190.7
Gross profit %                                                                        32.0%              32.3%
New single-section homes sold - retail                                                3,384             2,542
New multi-section homes sold - retail                                                 2,363             1,922
Used homes sold - retail                                                                696               524
New single-section homes sold - wholesale                                                65               138
New multi-section homes sold - wholesale                                                451               589
Average new single-section sales price - retail                                     $30,700           $28,900
Average new multi-section sales price - retail                                      $52,100           $47,900
Average new single-section sales price - wholesale                                  $16,400           $16,000
Average new multi-section sales price - wholesale                                   $32,800           $30,600
Weighted average retail sales centers
  open during the period                                                                317               265

         Retail sales dollar volume increased 38%, reflecting a 29% increase in new unit volume, and increases of 6% and 9% in the average new unit sales prices of single-section and multi-section homes, respectively. Single-section unit volume increased 33%, while multi-section unit volume rose 23% from the second quarter of fiscal 1997. During the second quarter of fiscal 1998, the Company opened or acquired 15 new sales centers compared to 8 sales centers in the second quarter of fiscal 1997. Total new retail sales dollars at sales centers open more than one year increased 13% during the second quarter of fiscal 1998. The average selling prices for new single-section and new multi-section homes sold at retail increased primarily due to a shift in product mix toward higher price points.

         Other sales dollar volume declined by 21%, reflecting a 29% decrease in wholesale unit volume. This decrease was partially offset by increases of 3% and 7% in the average sales prices of new single-section homes and new multi-section homes, respectively, due to a shift in product mix toward higher price points, as well as price increases. The decline in wholesale unit volume reflects the Company's strategy of changing the distribution of homes produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the quarter ended March 31, 1998, 78% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 66% in the second quarter of fiscal 1997. Golden West and Destiny were acquired by the Company in 1994 and 1995, respectively. Prior to the acquisitions, these companies sold their products exclusively at wholesale to independent retailers.

         Gross profit margin decreased slightly to 32.0% during the quarter ended March 31, 1998 from 32.3% in the second quarter of fiscal 1997, reflecting decreased retail margins partially offset by higher operating levels and efficiencies in manufacturing. Manufacturing production for the second quarter of fiscal 1998 increased 14% over the second quarter of fiscal 1997. The percentage of new homes sold at retail which were produced in Company-owned manufacturing plants increased slightly from approximately 95% in the quarter ended March 31, 1997 to approximately 96% in the second quarter of fiscal 1998.

         Financial services income decreased to $12.6 million from $25.5 million for the second quarter of last year. The second quarter of fiscal 1998 includes a special charge of $16.3 million (approximately $10.1 million after tax, or $.21 per share), relating to valuation of certain retained interests in REMICs more fully described below. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $8.0 million in the second quarter of fiscal 1997 to $7.0 million this year. This decrease reflects the decline in the principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. Loan servicing fees increased from $5.1 million in the second quarter of fiscal 1997 to $6.9 million this year, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income decreased from $4.9 million to $3.2 million, reflecting a decrease in the average yield on those investments, arising principally from higher credit losses more fully described below.

         The Company estimates the fair value of retained residual interests in REMIC securitizations based upon default, credit loss, voluntary prepayment and interest rate assumptions which management believes market participants would use for similar instruments. Such estimated fair values have a direct impact on the magnitude of the gain or loss recorded on the sale of asset-backed securities. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization. For the quarter ended March 31, 1998, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.71% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.36% one year ago. The increase in the loss ratio is due in part to the industry-wide trend toward lower down payments which began in 1994. The higher loss ratio also reflects increased frequency of repossession in addition to loss severity. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. During the second quarter, the number of repossessed properties disposed of exceeded the number of new repossessions by approximately 233 units, causing a corresponding decline in the number of repossessed properties in inventory to 914 units at March 31, 1998. For the three months ended March 31, 1997, repossession inventory decreased 51 units to 748 units.

         Increasing loss ratios have the effect of reducing the yields on the Company's retained interests in securitized assets. In addition, disappointing performance on certain securitizations of loans originated from 1994 to 1996 resulted in a write down of the carrying value of retained interests in these securitizations of approximately $16.3 million (approximately $10.1 million after tax, or $.21 per share) in the second quarter of fiscal 1998.

         Financial services income for the second quarter of fiscal 1998 and 1997 includes gains of approximately $5.0 million, or $.06 per share, after tax, and $6.3 million, or $.08 per share, after tax, respectively, from the sale of asset-backed securities. In addition, financial services income for the second quarter of fiscal 1998 and 1997 includes losses of $2.2 million and $800,000, respectively, representing Company's 50% share of the losses of DFC, the Company's manufactured housing consumer lending joint venture. On May 7, 1998 the Company announced that it had reached an agreement in principle to sell its interest in DFC to Deutsche Financial Services Corporation, the Company's joint venture partner. The sale of the Company's interest in DFC is not presently expected to have a material effect on the Company's financial position or results of operations.

         Financial services income for the second quarter of fiscal 1998 also includes $8.0 million in revenues from the Company's new captive reinsurance business which began operations on June 1, 1997. This new subsidiary enables the Company to participate more fully in what management believes to be the profitable income streams associated with the property and casualty insurance and service contract business than was possible under the commission-based insurance agency arrangement which preceded its formation. As an insurance underwriter, the Company recognizes insurance premium revenues over the life of the related policies as a component of financial services income, with the associated claims expenses reflected in financial services operating expenses. Previously, insurance commission revenue was reported upon the sale of the policies by Oakwood's retail operations, and was included in other income. Due to this fundamental change in the Company's business, earnings for insurance operations are now spread over the lives of the policies rather than being recognized in full when the policies were sold. Management estimates that this conversion from an insurance agency to an insurance underwriter penalized second quarter 1998 earnings by approximately $2.3 million (approximately $1.4 million after tax, or approximately $.03 per share). This anomaly in comparisons is expected to continue, with decreasing effect, through mid-1999. Because reinsurance claims costs are recorded as insured events occur, underwriting reinsurance risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

         The majority of the 53% decrease in other income reflects decreased insurance commissions resulting from the formation of the reinsurance subsidiary and the Company's exit from commission-based insurance agency arrangements discussed above. Insurance commissions for the second quarter of fiscal 1997 totaled $1.8 million.

         Selling, general and administrative expenses declined to 25.9% of net sales in the second quarter of fiscal 1998 compared to 27.4% of net sales last year. Higher retail selling expenses were offset by lower accruals for annual and long-term management incentive compensation plans as a result of reduced profitability.

         Financial services operating expenses rose 150% during the second quarter of fiscal 1998 due to the addition of claims and other expenses related to the formation of the captive reinsurance company discussed above. Exclusive of the captive reinsurance costs, financial services operating expenses rose 35% compared to the quarter ended March 31, 1997 on a 29% increase in the average number of loans serviced during the period and a 27% increase in total credit application volume. Financial services operating expenses, excluding captive reinsurance costs also increased due to a credit in last year's quarter of $450,000 relating to adjustments to the Company's fees charged to DFC for underwriting and origination services performed from its inception in July 1996 through February 1997.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans as well as interest expense associated with all short-term line of credit borrowings. Financial services interest expense decreased 6% primarily due to declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans. This decrease was offset by an $800,000 increase in short-term interest expense related to higher average outstanding balances and higher weighted average interest rates on short-term lines of credit.

Six months ended March 31, 1998 compared to six months ended March 31, 1997
---------------------------------------------------------------------------

      The following table summarizes certain key statistics for the six months ended March 31, 1998 and 1997:




                                                                                      1998              1997
                                                                                      ----              ----
Retail sales (in millions)                                                             $435.5           $320.1
Other sales (in millions)                                                              $ 36.7           $ 48.3
Total sales (in millions)                                                              $472.2           $368.4
Gross profit %                                                                           31.8%            31.4%
New single-section homes sold - retail                                                  5,520            4,785
New multi-section homes sold - retail                                                   4,958            3,561
Used homes sold - retail                                                                1,245              980
New single-section homes sold - wholesale                                                 140              349
New multi-section homes sold - wholesale                                                  969            1,310
Average new single-section sales price - retail                                       $30,500          $29,000
Average new multi-section sales price - retail                                        $51,600          $48,700
Average new single-section sales price - wholesale                                    $16,600          $15,200
Average new multi-section sales price - wholesale                                     $34,300          $31,000
Weighted average retail sales centers
  open during the period                                                                  312              262


         Retail sales dollar volume increased 36%, reflecting a 26% increase in new unit volume, and increases of 5% and 6% in the average new unit sales prices of single-section and multi-section homes, respectively. Single-section unit volume increased 15%, while multi-section unit volume rose 39% from the first six months of fiscal 1997. The average selling prices for new single-section and new multi-section homes sold at retail increased primarily due to a shift in product mix toward higher price points. During the first six months of fiscal 1998, the Company opened or acquired 26 new sales centers compared to 15 sales centers in fiscal 1997. Total new retail sales dollars at sales centers open more than one year increased 13% during the six months ended March 31, 1998.

         Other sales dollar volume declined by 24%, reflecting a 33% decrease in wholesale unit volume. This decrease was partially offset by increases of 9% and 11% in the average sales prices of new single-section homes and new multi-section homes, respectively, due to a shift in product mix toward higher price points, as well as price increases. The decline in wholesale unit volume reflects the Company's strategy of changing the distribution of homes produced by Golden West and Destiny from non-exclusive independent dealers to Company-owned retail sales centers. During the six months ended March 31, 1998, 75% of Golden West's and Destiny's shipments were to Oakwood sales centers, compared to 63% in the first six months of fiscal 1997.

         Gross profit margin increased to 31.8% during the six months ended March 31, 1997 from 31.4% in the first six months of fiscal 1997, reflecting decreased retail margins offset by higher operating levels and efficiencies in manufacturing and the reduced significance of relatively lower margin wholesale sales. Manufacturing production for the first six months of fiscal 1998 increased 13% over the first six months of fiscal 1997. The percentage of new homes sold at retail which were produced in Company-owned manufacturing plants remained constant at approximately 95% in the first six months of fiscal 1998 and 1997.

         Financial services income decreased to $43.0 million from $50.2 million for the first six months of last year. The second quarter of fiscal 1998 includes a special charge of $16.3 million relating to valuation of certain retained interests in REMICs more fully described in the second quarter results above. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $15.2 million in the first six months of fiscal 1997 to $14.2 million this year. This decrease reflects the decline in the principal balance of loans held for investment and loans held for sale, as well as a decrease in the average yield on those assets as older, higher-yielding loans are liquidated. Loan servicing fees increased from $10.1 million in the six months ended March 31, 1997 to $13.4 million this year, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income decreased from $11.1 million to $6.3 million, reflecting a decrease in the average yield on those investments, arising principally from higher credit losses. For the six months ended March 31, 1998, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.48% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.24% one year ago.

         Financial services income for the first six months of fiscal 1998 and 1997 includes gains of approximately $11.0 million, or $.14 per share, after tax and $11.3 million, or $.15 per share, after tax, respectively, from the sale of asset-backed securities.

         Financial services income for the first six months of fiscal 1998 also includes $15.0 million in revenues from the Company's new captive reinsurance business described in the discussion of second quarter results of operations above. Management estimates that this conversion from an insurance agency to an insurance underwriter penalized year-to-date 1998 earnings by approximately $4.1 million (approximately $2.5 million after tax, or approximately $.05 per share). This anomaly in comparisons is expected to continue, with decreasing effect, through mid-1999.

         The majority of the 52% decrease in other income reflects decreased insurance commissions resulting from the formation of the reinsurance subsidiary and the Company's exit from commission-based insurance agency arrangements discussed above. Insurance commissions for the first six months of fiscal 1997 totaled $4.3 million.

         Selling, general and administrative expenses declined to 26.1% of net sales in the first six months of fiscal 1998 compared to 27.3% of net sales last year. The decrease reflects in part lower accruals for annual and long-term management incentive compensation plans as a result of reduced profitability and the reduced significance of fixed costs on a higher revenue base. These decreases were partially offset by higher retail selling expenses.

         Financial services operating expenses rose 118% during the six months ended March 31, 1998 due to the addition of claims and other expenses related to the formation of the captive reinsurance company discussed above. Exclusive of the captive reinsurance costs, financial services operating expenses rose 18% compared to the first six months of fiscal 1997 on a 30% increase in the average number of loans serviced during the period and a 30% increase in total credit application volume.

         Financial services interest expense includes interest expense associated with long-term debt secured by loans as well as interest expense associated with all short-term line of credit borrowings. Financial services interest expense increased 2% primarily due to a $2.4 million increase in short-term interest expense related to higher average outstanding balances and higher weighted average interest rates on short-term lines of credit. This increase was partially offset by lower interest expense on declining and retired long-term debt balances. Financial services interest expense associated with notes and bonds payable is expected to continue to decline as the Company retires its outstanding debt secured by loans.



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

         The Company has begun remediation of internally developed software to resolve year 2000 compliance issues. The costs incurred by the Company to date, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material. Based upon its assessment of internally developed and licensed software and the status of remediation undertaken to date, the Company believes that substantially all significant issues associated with year 2000 compliance will be resolved by the end of calendar 1998, except for year 2000 issues associated with the Company's consumer finance loan origination systems which the Company plans to replace with year 2000-compliant systems by June 1999.

                         LIQUIDITY AND CAPITAL RESOURCES
                         -------------------------------

         Receivables and investments decreased from September 30, 1997 primarily due to the timing and amount of the Company's securitization of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company has securitized approximately $450 million of loans in the first six months of fiscal 1998.

         The increase in inventories from September 30, 1997 reflects the seasonal manufacture of inventory during the winter months in preparation for the spring and summer selling season, as well as the increase in the number of retail sales centers since September 30, 1997.

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

         During the quarter ended March 31, 1998 the Company increased the size of its revolving credit facility from $125 million to $175 million and subsequent to quarter-end increased the size of its warehouse facility from $175 million to $250 million.

         The Company intends to finance internal growth of its retail and manufacturing business principally using internally generated funds and short-term lines of credit. Because the Company generally sells all of the regular REMIC interests in its securitizations, additional permanent corporate financing is not expected to be required to fund internal expansion of the financial services businesses. Should the Company expand its businesses through other significant acquisitions, additional permanent capital could be required. In addition, the Company continues to monitor the debt and equity markets and evaluate the sources and cost of long-term capital in light of management's assessment of existing and future conditions in the capital markets and its assessment of the appropriate components of the Company's capital structure. While management believes that existing financing is sufficient to provide for the Company's internal growth for the foreseeable future, the Company may seek to raise additional long-term debt or equity if compelling market conditions arise. During 1997 Standard & Poor's Ratings Group, Moody's Investors Service and Fitch Investors Service, L.P. each raised its rating of the Company's senior long-term debt to BBB-. Management believes that achieving an investment grade rating from major credit rating agencies enhances the Company's flexibility in obtaining both short and long-term financing.

                              BUSINESS ACQUISITION
                              --------------------

         On April 1, 1998 the Company acquired Schult Homes Corporation. Each outstanding common share of Schult has been converted into the right to receive $22.50 in cash, or approximately $101 million in the aggregate. The Company will account for the acquisition as a purchase.

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

         The Company financed the acquisition through a $100 million loan from a commercial bank. The loan provides that the $100 million is repayable 364 days from the date on which the loan was funded. The Company intends to refinance the acquisition financing using long-term debt.

   PART II.         OTHER INFORMATION

   Item 4.        Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Information required by this item was provided in the Form 10-Q filed for the quarter ended December 31, 1997.


   Item 6.        Exhibits and Reports on Form 8-K
                  --------------------------------

                    a)     Exhibits

                           (4)          Agreement to Furnish Copies of
                                        Instruments with Respect to Long-term
                                        Debt

                           (10) Oakwood Homes Corporation 1997 Director Stock Option Plan

                           (11)         Statement re Computation of Earnings Per
                                        Share

                           (27) Financial Data Schedule (filed in electronic format only)

                    b)     Reports on Form 8-K

                           No reports on Form 8-K were filed for the quarter ended March 31, 1998.

                  Items 1, 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  May 15, 1998


                                             OAKWOOD HOMES CORPORATION




                                             BY:  s/  C. Michael Kilbourne
                                                  ------------------------
                                                  C. Michael Kilbourne
                                                  Executive Vice President
                                                  (Chief Financial Officer)
                                                  (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                            Commission File Number
   March 31, 1998                                            1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX


   Exhibit No.                                               Exhibit Description
   -----------                                               -------------------
          4                                 Agreement to Furnish Copies of Instruments with
                                            respect to Long-Term Debt

         10                                 Oakwood Homes Corporation 1997 Director Stock Option Plan

         11                                 Statement re Computation of Earnings Per Share

         27                                 Financial Data Schedule (filed in electronic format only)