Form 10-Q
period 1998-06-30
OAKWOOD HOMES CORP
filed 1998-08-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

                                 (336) 664-2400
              (Registrant's telephone number, including area code)

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

Yes    X             No _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 1998.

         Common Stock, Par Value $.50 Per Share . . . . . . . . . 46,657,379

                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                       For the Quarter Ended June 30, 1998

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                                     Three months ended
                                                                          June 30,
                                                                 -----------------------
                                                                      1998         1997
                                                                 ----------    ---------
Revenues
   Net sales                                                      $ 440,129    $ 266,015
   Financial services income
    Consumer finance                                                 23,772       21,392
    Insurance                                                         8,550          843
    Valuation charge                                                (35,000)        --
                                                                 ----------    ---------
                                                                     (2,678)      22,235
   Other income                                                       3,060        4,187
                                                                 ----------    ---------
      Total revenues                                                440,511      292,437
                                                                 ----------    ---------

Costs and expenses
   Cost of sales                                                    305,470      181,516
   Selling, general and administrative expenses                     105,839       63,401
   Financial services operating expenses
    Consumer finance                                                  6,153        5,140
    Insurance                                                         7,009          270
                                                                 ----------    ---------
                                                                     13,162        5,410
   Provision for losses on credit sales                                 390         --
   Interest expense
    Non-financial services                                            2,336          838
    Financial services                                                5,164        4,647
      Total costs and expenses                                      432,361      255,812

Income before income taxes                                            8,150       36,625
Provision for income taxes                                            3,191       14,128
                                                                 ----------    ---------

Net income                                                        $   4,959    $  22,497
                                                                 ----------    ---------

Earnings per share
    Basic                                                         $     .11    $     .49
    Diluted                                                       $     .10    $     .48

Dividends per share                                               $     .01    $     .01

Weighted average number of
   common shares outstanding
    Basic                                                            46,311       45,721
    Diluted                                                          47,525       46,696


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)



                                                                Nine months ended
                                                                     June 30,
                                                            --------------------------
                                                               1998            1997
                                                            ---------        ---------
 Revenues
    Net sales                                               $ 912,374        $ 634,449
    Financial services income
     Consumer finance                                          68,157           69,920
     Insurance                                                 23,514            2,562
     Valuation charge                                         (51,300)              -
                                                            ---------        ---------
                                                               40,371           72,482
    Other income                                                7,322           12,985
       Total revenues                                         960,067          719,916
                                                            ---------        ---------

 Costs and expenses
    Cost of sales                                             627,557          434,366
    Selling, general and administrative expenses              229,264          164,033
    Financial services operating expenses
     Consumer finance                                          17,536           14,814
     Insurance                                                 19,080            1,344
                                                            ---------        ---------
                                                               36,616           16,158
    Provision for losses on credit sales                          390                -
    Interest expense
     Non-financial services                                     3,721            2,480
     Financial services                                        13,321           12,645
                                                            ---------        ---------
       Total costs and expenses                               910,869          629,682
                                                            ---------        ---------

 Income before income taxes                                    49,198           90,234
 Provision for income taxes                                    18,789           34,830
                                                            ---------        ---------

 Net income                                                  $ 30,409         $ 55,404
                                                            ---------        ---------

 Earnings per share
     Basic                                                      $ .66           $ 1.21
     Diluted                                                    $ .64           $ 1.19

 Dividends per share                                            $ .03            $ .03

 Weighted average number of
    common shares outstanding
     Basic                                                     46,192           45,604
     Diluted                                                   47,553           46,675


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                         June 30,          September 30,
 ASSETS                                                    1998               1997
                                                     ------------          ------------

 Cash and cash equivalents                               $ 25,494           $ 28,717
 Receivables and investments                              436,809            462,080
 Inventories
     Manufactured homes                                   268,449            186,767
     Work-in-process, materials and supplies               39,132             17,672
     Land/homes under development                           5,100              3,859
                                                     ------------          ------------
                                                          312,681            208,298
 Properties and facilities                                230,449            139,702
 Deferred income taxes                                      8,764             12,994
 Other assets                                             129,376             52,715
                                                     ------------          ------------
                                                      $ 1,143,573          $ 904,506
                                                     ============          ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                  $ 310,661          $ 175,800
 Notes and bonds payable                                   67,430             78,815
 Accounts payable and accrued liabilities                 180,987            122,162
 Insurance policy reserves                                 45,851             30,535
 Other long-term obligations                               18,767             13,312

 Shareholders' equity
     Common stock, $.50 par value; 100,000,000
       shares authorized; 46,603,000 and 46,299,000
       shares issued and outstanding                       23,301             23,149
     Additional paid-in capital                           164,941            159,281
     Retained earnings                                    335,549            306,533
                                                     ------------          ------------
                                                          523,791            488,963
     Less:  Unearned compensation                          (3,914)            (5,081)
                                                     ------------          ------------
                                                          519,877            483,882
                                                     ------------          ------------
                                                      $ 1,143,573          $ 904,506
                                                     ============          ============

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                          Nine months ended
                                                                               June 30,
                                                                       ------------------------
                                                                          1998            1997
                                                                       ---------       --------
 Operating activities
    Net income                                                          $ 30,409       $ 55,404
    Items not requiring (providing) cash
     Depreciation and amortization                                        17,274         10,721
     Deferred income taxes                                                (2,263)           183
     Provision for credit losses                                             390              -
     Gain on sale of loans                                               (18,630)       (15,016)
     Asset valuation charges                                              51,300              -
     Excess of cash receipts over REMIC residual income
       recognized (income in excess of collections)                       13,121           (885)
     Other                                                                 4,343          2,503
     Changes in net operating assets, excluding effects of business acquisition
       Decrease in other receivables                                          38         17,062
       (Increase) in inventories                                         (84,034)       (74,386)
       (Increase) in prepaid expenses                                     (1,171)        (4,021)
       (Increase) decrease in deferred insurance policy
         acquisition costs                                                (2,304)           236
       Increase (decrease) in accounts payable and accrued liabilities     5,800        (47,857)
       Increase (decrease) in insurance policy reserves                   15,316           (583)
       Increase in other long-term obligations                             2,989         13,549
                                                                       ---------       --------
         Cash provided (used) by operations                               32,578        (43,090)
       Loans originated                                                 (793,651)      (589,875)
       Sale of loans                                                     765,726        676,483
       Principal receipts on loans                                        34,913         25,214
                                                                       ---------       --------
         Cash provided by operating activities                            39,566         68,732
                                                                       ---------       --------

 Investing activities
     Business acquisition                                               (101,829)             -
     Investment in and advances to joint venture                         (11,409)        (4,000)
     Additions to properties and facilities                              (39,436)       (22,265)
     Purchase of securities                                               (5,045)             -
     Other                                                                (3,131)       (13,693)
                                                                       ---------       --------
        Cash (used) by investing activities                             (160,850)       (39,958)
                                                                       ---------       --------




 Financing activities
     Net borrowings on short-term credit facilities                 29,861         14,151
     Proceeds of borrowings related to business acquisition        100,000              -
     Issuance of notes and bonds payable                             4,472              -
     Payments on notes and bonds                                   (17,105)       (48,807)
     Cash dividends                                                 (1,393)        (1,378)
     Proceeds from exercise of stock options                         2,226          1,717
                                                                  --------       --------
         Cash provided (used) by financing activities              118,061        (34,317)
                                                                  --------       --------

 Net (decrease) in cash and cash equivalents                        (3,223)        (5,543)

 Cash and cash equivalents
     Beginning of period                                            28,717         28,577
                                                                  --------       --------
     End of period                                                $ 25,494       $ 23,034
                                                                  ========       ========

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Except for asset valuation charges in the amount of $35.0 million recorded for the three months ended June 30, 1998 and $51.3 million for the nine months ended June 30, 1998, relating to the carrying value of retained interests in certain REMIC securitizations and the Company's investment in a joint venture described in Management's Discussion and Analysis of Financial Condition and Results of Operations, such adjustments included only normal recurring adjustments. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2. On April 1, 1998 the Company acquired Schult Homes Corporation ("Schult"), a producer of manufactured and modular housing headquartered in Middlebury, Indiana. Each outstanding common share of Schult was converted into the right to receive $22.50 in cash, or approximately $101 million in the aggregate. In addition the Company issued options to acquire common stock of the Company in exchange for certain options to acquire common shares of Schult which were outstanding as of the acquisition date. The estimated fair market value of Company stock options issued was approximately $2.9 million, which has been included as part of the cost of the acquisition, together with costs incurred in effecting the acquisition estimated to be $750,000.

   The Company financed the acquisition principally through a $100 million loan from a commercial bank repayable not later than March 30, 1999. The Company intends to refinance the acquisition financing using long-term debt. The acquisition has been accounted for using the purchase method of accounting. A summary of the consideration paid in the acquisition and the allocation thereof to the net assets acquired follows. The allocation of purchase price is preliminary and subject to adjustments. However, the Company currently does not expect such adjustments, if any, to be material.


                                                                              (in thousands)

Cash paid to selling shareholders                                                $ 101,079
Acquisition costs                                                                      750
Estimated fair value of stock options issued                                         2,874
                                                                                 ---------
   Total consideration issued                                                      104,703
Long-term debt assumed                                                               1,608
Deferred income taxes                                                                6,493
                                                                                 ---------
                                                                                 $ 112,804
                                                                                 =========
Allocated to:
   Properties and facilities                                                     $  66,794
   Working capital and other assets and
      liabilities, excluding intangibles                                           (15,585)
   Intangible assets:
    Assembled workforce (amortized using the straight-line method over
      five years)                                                                   15,961
    Dealer distribution network (amortized using the straight-line method
      over three years)                                                              6,000
    Goodwill (amortized using the straight-line method over 40 years)               39,634
                                                                                 ---------
                                                                                 $ 112,804
                                                                                 =========



   Schult's results of operations are included with those of the Company from the April 1, 1998 acquisition date.

   Summarized below is unaudited pro forma financial data of the Company assuming the Schult acquisition had taken place at the beginning of the periods presented. The pro forma results are not necessarily indicative of future earnings or earnings that would have been reported had the acquisition been completed when assumed.




                                                         Nine months ended
                                                              June 30,
                                                   ----------------------------
                                                      1998             1997
                                                   ------------       ---------
 (in thousands, except per share data)

 Net sales                                          $ 1,080,521       $ 889,190
 Net income                                            $ 26,658        $ 54,668
 Earnings per share - diluted                             $ .56          $ 1.17

3. During the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting earnings per share ("EPS") by replacing the presentation of primary and fully diluted EPS with a presentation of basic and diluted EPS. All current and prior year EPS amounts herein reflect adoption of FAS 128. The following table sets forth the computation of basic and diluted EPS:



                                             Three months ended            Nine months ended
                                                 June 30,                      June 30,
                                           ----------------------       ----------------------
                                            1998           1997           1998           1997
                                           -------       -------        --------      --------
 (in thousands, except per share data)

 Numerator for basic and diluted
    EPS - Net income                       $ 4,959       $ 22,497       $ 30,409       $ 55,404

 Denominator:
    Weighted average number of
     common shares outstanding              46,387         45,838         46,278         45,730
    Unearned ESOP shares                       (76)          (117)           (86)          (126)
                                           -------       --------       --------      ---------
    Denominator for basic EPS               46,311         45,721         46,192         45,604
    Dilutive effect of stock options and
     restricted shares computed using
     the treasury stock method               1,214            975          1,361          1,071
                                           -------       --------       --------      ---------
    Denominator for diluted EPS             47,525         46,696         47,553         46,675
                                           =======       ========       ========      =========
    Earnings per common share - basic        $ .11          $ .49          $ .66         $ 1.21
                                           =======       ========       ========      =========
    Earnings per common share - diluted      $ .10          $ .48          $ .64         $ 1.19
                                           =======       ========       ========      =========



4. The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $46 million at June 30, 1998. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $55 million at June 30, 1998. In addition, the Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny Industries, Inc. ("Destiny"), Golden West Homes ("Golden West") and Schult, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $160 million at June 30, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS


Three months ended June 30, 1998 compared to three months ended June 30, 1997

      The following table summarizes certain statistics for the quarters ended June 30, 1998 and 1997 :
                                                          1998        1997
                                                       --------    ---------
Retail sales (in millions)                             $  327.1    $  244.2
Other sales (in millions)                              $  113.0    $   21.8
Total sales (in millions)                              $  440.1    $  266.0
Gross profit % - integrated operations                     35.0%       32.8%
Gross profit % - wholesale operations                      17.9%       20.5%
New single-section homes sold - retail                    3,444       2,902
New multi-section homes sold - retail                     3,932       3,390
Used homes sold - retail                                    516         523
New single-section homes sold - wholesale                   778          98
New multi-section homes sold - wholesale                  2,545         578
Average new single-section sales price - retail         $31,900     $28,700
Average new multi-section sales price - retail          $54,000     $46,100
Average new single-section sales price - wholesale      $21,200     $15,400
Average new multi-section sales price - wholesale       $37,600     $31,100
Weighted average retail sales centers
  open during the period                                    332         271


      Retail sales dollar volume increased 34%, reflecting a 17% increase in new unit volume and increases of 11% and 17% in the average new unit sales prices of single-section and multi-section homes, respectively. Single-section unit volume increased 19%, while multi-section unit volume rose 16% from the third quarter of fiscal 1997. During the third quarter of fiscal 1998, the Company opened or acquired 16 new sales centers compared to nine sales centers in the third quarter of fiscal 1997. The Company also closed one underperforming sales center during the quarter compared to two in the third quarter of fiscal 1997. Total new retail sales dollars at sales centers open more than one year increased 12% during the third quarter of fiscal 1998. The average selling prices for new single-section and new multi-section homes sold at retail increased due to price increases and a shift in product mix toward higher price points.

      Other sales dollar volume, which consists principally of wholesale sales to independent dealers by the Company's Destiny, Golden West and Schult units, increased 418%, due to an increase in wholesale unit volume related to the acquisition of Schult on April 1, 1998. Schult sold 2,692 units, representing $92.7 million of sales, to independent dealers during the third quarter of fiscal 1998. The increase was also a result of increases of 38% and 21% in the average sales prices of new single-section homes and new multi-section homes, respectively. Schult's average sales prices are higher than those of Golden West and Destiny. Schult focuses on the middle to higher price range of the manufactured housing market. Excluding Schult, the average sales price of new single-section homes sold to independent dealers remained constant and the average sales price of new multi-section homes sold to independent dealers increased 6%.

      Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations increased to 35.0% in the current period from 32.8% in the third quarter of last year. Approximately 97% of new homes sold at retail were produced in Company-owned manufacturing plants in the third quarter of fiscal 1998 and 1997.

      Wholesale gross profit margins decreased as a result of the acquisition of Schult, whose gross profit margins currently are lower than those of the Company's other wholesale sales. The combined wholesale gross profit margin of Golden West and Destiny improved from last year, principally due to improved efficiencies.

      Financial services income for the third quarter of fiscal 1998 includes a special charge of $35.0 million (approximately $21.7 million after tax, or $.46 per share), relating to valuation adjustments of certain retained interests in REMIC securitizations and the Company's investment in a joint venture more fully described below. Interest income earned on loans held for investment and on loans held for sale prior to securitization increased from $7.0 million in the third quarter of fiscal 1997 to $8.0 million this year. This increase reflects an increase in the weighted average interest rate of loans held for sale prior to securitization due to higher interest rates charged to less creditworthy customers. This increase is partially offset by the decline in the principal balance of loans held for investment. Loan servicing fees increased from $5.5 million in the third quarter of fiscal 1997 to $6.7 million this year, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income decreased from $4.5 million to $2.2 million, reflecting a decrease in the average yield on those investments, arising principally from higher credit losses more fully described below.

      Financial services income for the third quarter of fiscal 1998 and 1997 includes gains of approximately $7.7 million, or $.10 per share, after tax, and $3.7 million, or $.05 per share, after tax, respectively, from the sale of asset-backed securities.

      Financial services income for the third quarter of fiscal 1998 also includes $8.6 million in revenues from the Company's captive reinsurance business which began operations on June 1, 1997. This subsidiary enables the Company to participate more fully in what management believes to be the profitable income streams associated with the property and casualty insurance and service contract business than was possible under the commission-based insurance agency arrangement which preceded its formation. As an insurance underwriter, the Company recognizes insurance premium revenues over the life of the related policies as a component of financial services income, with the associated claims expenses reflected in financial services operating expenses. Previously, insurance commission revenue was reported upon the sale of the policies by Oakwood's retail operations, and was included in other income. Due to this fundamental change in the Company's business, earnings for insurance operations are now spread over the lives of the policies rather than being recognized in full when the policies were sold. Because reinsurance claims costs are recorded as insured events occur, underwriting reinsurance risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters. Insurance revenues in 1997 relate to the Company's credit life insurance underwriting business which the Company has operated for many years and which is ongoing.

      The Company finances its consumer lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits ("REMICs"), and accounts for loan securitizations under Statement of Financial Accounting Standards No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 125"). Under FAS 125, the Company allocates the sum of its basis in the loans conveyed to each REMIC and the costs of forming the REMIC among the REMIC interests retained and the REMIC interests sold to investors based upon the estimated fair values of such interests. The Company's 50% owned consumer finance joint venture, Deutsche Financial Capital ("DFC," an equity method investee), also has securitized its separate loan orginations and also applies the provisions of FAS 125.

      REMIC interests retained by the Company include servicing assets and REMIC residual interests. The Company estimates the fair value of retained REMIC residual interests based, in part, upon default and prepayment assumptions which management believes market participants would use for similar instruments. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company's actual experience is more favorable than that assumed, the Company's yield on its REMIC residual interests will be enhanced. Similarly, if over time the Company's actual experience is less favorable than that assumed, such yield will be reduced or impairment of the residuals may result.

      For the quarter ended June 30, 1998, total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.58% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.57% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At June 30, 1998 the delinquency rate on Company originated loans was 4.0%, compared to 2.5% at June 30, 1997 and 3.0% at March 31, 1998. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

      The Company and its DFC joint venture partner, Deutsche Financial Services Corporation ("DFS"), have agreed in principle for the Company to cease participation in the joint venture, and DFS has indicated its intention to continue the venture's business for its own account. The Company and DFS are discussing the means by which the transfer of the joint venture business to DFS may be accomplished. At June 30, 1998 the venture's assets consisted principally of approximately $167 million of loans in the warehouse, which the Company currently anticipates will be securitized. Because the Company and DFS have not reached a definitive agreement regarding the Company's exit from the DFC joint venture business, the manner of such exit and the timing thereof cannot presently be determined.

      At June 30, 1998 the Company's investment in and advances to the DFC joint venture totaled approximately $10.6 million, after reduction by a charge of approximately $4.3 million

(approximately $2.7 million after tax, or $.06 per share) to reduce the carrying value of such investment and advances to their estimated net realizable values. The amount ultimately realized from such investment and advances may be greater or less than currently estimated.

      DFC has securitized approximately $390 million of loans originated since its inception. Credit losses on these loans to date have been greater than those expected by the Company or DFC. Because of higher credit losses and related uncertainties associated with the Company's expected exit from the DFC joint venture, the Company has increased its credit loss assumptions with respect to these transactions, which resulted in an indicated impairment of the residual interests. Accordingly, in the third quarter the Company recorded a provision of approximately $7.5 million (approximately $4.6 million after tax, or $.10 per share) to reduce the carrying value of those investments to zero.

      During the third quarter of fiscal 1998, the Company experienced a rise in the rate of voluntary prepayments of loans in a number of its securitized loan pools unrelated to DFC. Such higher rate of voluntary prepayments adversely affects the Company's ability to recover the carrying value of its residual interests in such securitizations. As a result of this increase in prepayments, at June 30, 1998 the Company increased its assumed rate of voluntary prepayments on all its securitized loan pools. Such increased assumption, together with an increased credit loss assumption with respect to a loan securitization closed in late 1996, resulted in an indicated impairment of the Company's investments in certain securitization residuals. Accordingly, the Company in the third quarter recorded a charge of approximately $23.2 million (approximately $14.4 million after tax, or $.30 per share) to reduce the carrying value of such investments to their estimated fair market values.

      At June 30, 1998, after reduction for the valuation charges relating to the DFC and Company residual investments, such investments had an aggregate carrying value of approximately $65 million. In addition, the Company has recorded approximately $8 million, net of amortization, of servicing assets under FAS 125 and has recorded guarantee liabilities under FAS 125 of approximately $5 million relating to guarantees of certain subordinated securities issued by REMIC trusts (see Note 4).

      The majority of the 27% decrease in other income reflects decreased insurance commissions resulting from the formation of the reinsurance subsidiary and the Company's exit from commission-based insurance agency arrangements discussed above. Insurance commissions for the third quarter of fiscal 1997 totaled $2.1 million.

      Selling, general and administrative expenses increased to 24.0% of net sales in the third quarter of fiscal 1998, compared to 23.8% of net sales last year. Higher retail selling expenses were offset by lower general and administrative expenses as a percentage of sales at Schult. Excluding the effects of the Schult acquisition, non-financial selling, general and administrative expenses in the third quarter of fiscal 1998 were 27.0% of net sales compared to 23.8% of net sales last year, with higher retail selling expenses accounting for over one-half of the percentage increase.

      Consumer finance operating expenses rose 20% compared to the quarter ended June 30, 1997 on a 28% increase in the average number of loans serviced during the period and a 53% increase in total credit application volume.

      Financial services interest expense includes interest expense associated with long-term debt secured by loans as well as interest expense associated with all short-term line of credit borrowings. Financial services interest expense increased 11% primarily due to a $1.4 million increase in interest expense related to higher average outstanding balances on short-term lines of credit. This increase was partially offset by lower interest expense on declining and retired long-term debt balances.

      Non-financial services interest expense rose from $838,000 to $2.3 million due principally to interest costs related to the financing of the Schult acquisition.

      The Company's effective income tax rate was 39.2% for the third quarter of fiscal 1998 compared to 38.6% last year. The increase is related to the acquisition of Schult.


Nine months ended June 30, 1998 compared to nine months ended June 30, 1997

      The following table summarizes certain statistics for the nine months ended June 30, 1998 and 1997:

                                                          1998        1997
                                                       --------    --------
Retail sales (in millions)                             $  762.6    $  564.3
Other sales (in millions)                              $  149.8    $   70.1
Total sales (in millions)                              $  912.4    $  634.4
Gross profit % - integrated operations                     33.8%       33.2%
Gross profit % - wholesale operations                      18.4%       18.5%
New single-section homes sold - retail                    8,964       7,687
New multi-section homes sold - retail                     8,890       6,951
Used homes sold - retail                                  1,761       1,503
New single-section homes sold - wholesale                   918         447
New multi-section homes sold - wholesale                  3,514       1,888
Average new single-section sales price - retail         $31,000     $28,900
Average new multi-section sales price - retail          $52,700     $47,400
Average new single-section sales price - wholesale      $20,500     $15,200
Average new multi-section sales price - wholesale       $36,700     $31,000
Weighted average retail sales centers
  open during the period                                    320         264


      Retail sales dollar volume increased 35%, reflecting a 22% increase in new unit volume, and increases of 7% and 11% in the average new unit sales prices of single-section and multi-section homes, respectively. Single-section unit volume increased 17%, while multi-section unit volume rose 28% from the first nine months of fiscal 1997. The average selling prices for new single-section and new multi-section homes sold at retail increased due to price increases and a shift in product mix toward higher price points. During the first nine months of fiscal 1998, the Company opened or acquired 42 new sales centers compared to 24 sales centers in fiscal 1997. The Company also closed three underperforming sales center during the nine months ended June 30, 1998 compared to four in the nine months ended June 30, 1997. Total new retail sales dollars at sales centers open more than one year increased 13% during the nine months ended June 30, 1998.

      Other sales dollar volume increased 114%, due to an increase in wholesale unit volume related to the acquisition of Schult on April 1, 1998. Schult sold 2,692 units, representing $92.7 million of sales, to independent dealers during the third quarter of fiscal 1998. The increase was also a result of increases of 35% and 18% in the average sales prices of new single-section homes and new multi-section homes. Excluding Schult, the average sales price of new single-section and new multi-section homes sold to independent dealers increased 6% and 9%, respectively.

      Gross profit margin - integrated operations increased to 33.8% during the nine months ended June 30, 1998 from 33.2% in the first nine months of fiscal 1997. The percentage of new homes sold at retail which were produced in Company-owned manufacturing plants was approximately 96% in the first nine months of fiscal 1998 and 1997.

      Wholesale gross profit margins decreased as a result of the acquisition of Schult whose gross profit margins currently are lower than those of the Company's other wholesale sales. The combined wholesale gross profit margin of Golden West and Destiny improved from last year, principally due to improved efficiencies.

      Financial services income for the first nine months of fiscal 1998 includes special charges of $51.3 million ($31.8 million after tax, or $.67 per share) relating to valuation adjustments of certain retained interests in REMIC securitizations and the Company's investment in the DFC joint venture. In addition to the $35.0 million of pretax charges described in the discussion of third quarter results of operations above, in the second quarter of fiscal 1998 the Company recorded a pretax charge of approximately $16.3 to write-down the carrying value of retained interests in certain REMIC securitizations, principally as a result of higher than anticipated credit losses. Interest income earned on loans held for investment and on loans held for sale prior to securitization decreased from $22.3 million in the first nine months of fiscal 1997 to $22.2 million this year. Loan servicing fees increased from $15.6 million in the nine months ended June 30, 1997 to $20.1 million this year, reflecting the increased size of the Company's securitized loan servicing portfolio. REMIC residual income decreased from $15.6 million to $8.5 million, reflecting a decrease in the average yield on those investments, arising principally from higher credit losses. For the nine months ended June 30, 1998, total credit losses on loans originated by the Company, including losses relating to securitized assets, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.50% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.33% last year.

      Financial services income for the first nine months of fiscal 1998 and 1997 includes gains of approximately $18.6 million, or $.24 per share, after tax and $15.0 million, or $.20 per share, after tax, respectively, from the sale of asset-backed securities.

      Financial services income for the first nine months of fiscal 1998 also includes $23.5 million in revenues from the Company's captive reinsurance business described in the discussion of third quarter results of operations above. Insurance revenues in 1997 relate to the Company's credit life insurance underwriting business which the Company has operated for many years and which is ongoing.

      The majority of the 44% decrease in other income reflects decreased insurance commissions resulting from the formation of the property and casualty reinsurance subsidiary and the Company's exit from commission-based insurance agency arrangements discussed above. Insurance commissions for the first nine months of fiscal 1997 totaled $6.4 million.

      Selling, general and administrative expenses declined to 25.1% of net sales in the first nine months of fiscal 1998 compared to 25.9% of net sales last year. The decrease reflects, in part, lower accruals for annual management incentive compensation plans as a result of reduced profitability and the reduced significance of fixed costs on a higher revenue base. These decreases were partially offset by higher retail selling expenses. Excluding the effects of the Schult acquisition, non-financial selling, general and administrative expenses for the first nine months of fiscal 1998 were 26.5% compared to 25.9% last year.

      Consumer finance operating expenses rose 18% compared to the first nine months of fiscal 1997 on a 29% increase in the average number of loans serviced during the period and a 41% increase in total credit application volume.

      Financial services interest expense includes interest expense associated with long-term debt secured by loans as well as interest expense associated with all short-term line of credit borrowings. Financial services interest expense increased 5% primarily due to a $3.7 million increase in interest expense related to higher average outstanding balances and higher weighted average interest rates on short-term lines of credit. This increase was partially offset by lower interest expense on declining and retired long-term debt balances.

      Non-financial services interest expense rose from $2.5 million to $3.7 million due principally to interest costs related to the financing of the Schult acquisition.

     The Company's effective income tax rate was 38.2% for the first nine months of fiscal 1998 compared to 38.6% last year.

                                  YEAR 2000 ISSUES

      The Company has analyzed the potential effects of year 2000 issues on the computer systems that support the Company's business, including issues associated with the Company's internally developed software and software licensed from third parties. The Company is also in the process of reviewing the issues faced by certain significant suppliers to the Company.

     The Company has begun remediation of internally developed software to resolve year 2000 compliance issues. The costs incurred by the Company to date, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material. Based upon its assessment of internally developed and licensed software and the status of remediation undertaken to date, the Company believes that substantially all significant internal system issues associated with year 2000 compliance will be resolved by the end of calendar 1998, except for year 2000 issues associated with the Company's consumer finance loan origination systems which the Company plans to replace with year 2000-compliant systems by June 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

      Receivables and investments decreased from September 30, 1997 due, in part, to a decrease in the balance of loans held for sale, as well as the continued amortization of loans held for investment. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Through its Oakwood Mortgage Investors subsidiary, the Company has securitized approximately $750 million of loans in the first nine months of fiscal 1998. The decrease also reflects aggregate write downs of certain retained interests in REMICs, offset in part by an increase in trade accounts receivable related to the acquisition of Schult.

      The increase in inventories from September 30, 1997 reflects the acquisition of Schult, the manufacture of inventory in preparation for the summer selling season, as well as the increase in the number of retail sales centers since September 30, 1997.

      Short-term borrowings reflect outstanding advances on the Company's warehousing facility used to finance originated loans prior to securitization or other permanent financing, as well as borrowings under other short-term credit facilities. Management believes that permanent financing for its loans remains readily available and anticipates securitizing installment sale contracts using REMICs approximately every three months. During the third quarter the Company also obtained a $100 million short-term loan to finance its Schult acquisition. The Company intends to replace the loan with long-term debt on or before the expiration of the loan on March 30, 1999.

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

  Item 6.   Exhibits and Reports on Form 8-K

              a)  Exhibits

                  (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                  (27) Financial Data Schedule (filed in electronic format only)

              b)  Reports on Form 8-K

                  On April 10, 1998 the Company filed a report on Form 8-K in which the Company reported the acquisition of Schult Homes Corporation on April 1, 1998.

              Items 1, 2, 3, 4 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  August 14, 1998


                                          OAKWOOD HOMES CORPORATION




                                         BY: s/  C. Michael Kilbourne
                                             -----------------------------
                                             C. Michael Kilbourne
                                             Executive Vice President
                                             (Chief Financial Officer)
                                             (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


  For the quarter ended                              Commission File Number
  June 30, 1998                                                     1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

  Exhibit No.                             Exhibit Description

     4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt

    27             Financial Data Schedule (filed in electronic format only)