Form 10-K
period 1998-09-30
OAKWOOD HOMES CORP
filed 1998-12-29
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
           For the fiscal year ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ____________ to ________________

                          Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

       NORTH CAROLINA                                    56-0985879
------------------------------------      -----------------------------------
(State of incorporation)                  (I.R.S. Employer Identification No.)

7800 McCloud Road, Greensboro, NC                        27409-9634
------------------------------------      -----------------------------------
(Address of principal executive offices)                (Zip Code)

Company's telephone number, including area code:  (336)664-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange on
        Title of Each Class                           Which Registered
        -------------------                           ----------------

      Common Stock, Par Value
          $.50 Per Share                       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                      None

           Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---      -----

           The aggregate market value of shares of the Company's $.50 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of December 11, 1998 was $617,167,198.

           The number of issued and outstanding shares of the Company's $.50 par value Common Stock, its only outstanding class of common stock, as of December 11, 1998 was 47,074,357 shares.

           The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:


                                                                                   Parts Into Which
                          Incorporated Documents                                     Incorporated
                          ----------------------                                     ------------

           Annual Report to Shareholders for the
           fiscal year ended September 30, 1998                                     Parts I and II

           Proxy Statement for Annual Meeting of
           Shareholders to be held February 3, 1999                                 Part III

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.  BUSINESS.

           Oakwood Homes Corporation, a North Carolina corporation (the "Company"), which was founded in 1946, designs, manufactures and markets manufactured and modular homes and finances the majority of its sales. The Company operates seven manufacturing plants in Texas, five in North Carolina, five in Georgia, four in Indiana, two in each of Arizona, Oregon and Pennsylvania, and one in each of California, Colorado, Kansas, Minnesota and Tennessee. The Company's manufactured homes are sold at retail through 359 Company owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 713 independent retailers located throughout the United States. The Company writes insurance for customers choosing to purchase insurance and reinsures the risk on the insurance it writes.

           On April 1, 1998, the Company acquired Schult Homes Corporation ("Schult") for a purchase price of approximately $101.1 million in cash. Prior to its acquisition by the Company, Schult was the eighth largest manufacturer of manufactured homes in the United States.

Manufactured Homes

           The Company designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, two, three or four bedrooms and one or two bathrooms, and is equipped with a range and oven, refrigerator, hot water heater and central heating. A large number of homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, stereo systems, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Company are sold under the registered trademarks "Oakwood," "Freedom," "Golden West," "Villa West," "Peachtree," "Schult," "Crest Homes" and "Marlette" and the trade names "Victory," "Country Estate," "Bradbury," "Winterhaven," "Golden Villa," "First Place," "Omni," "Hyatt," "Command," "Destiny," "Sunrise Dream Home," "Family Dream Home," "Home Theater Dream Home" and "The Entertainer."

           The Company's manufactured homes are constructed and furnished at the Company's manufacturing facilities and transported on wheels to the homesite. The Company's manufactured homes are sometimes occupied as permanent residences but can be transported on wheels to new homesites. The Company's homes are defined as "manufactured homes" under the United States Code, and formerly were defined as "mobile homes."

           The Company manufactures 14-foot and 16-foot wide single-section homes and multi-section homes consisting of two floors that are joined at the homesite and are 24 or 28 feet wide. The Company also manufactures a limited number of multi-section homes consisting of three or four floors. The Company's homes range from 40 feet to 80 feet in length. The Company's single-section homes are sometimes placed on rental lots in communities of similarly constructed homes.

           The Company manufactures homes at thirty-two plants located in Ennis, Gainsville, Hillsboro (2), Killeen and Navasota (2), Texas; Richfield (2), Rockwell (2) and Pine Bluff, North Carolina; Moultrie, Georgia (5); Etna Green
(2) and Middlebury (2), Indiana; Buckeye, Arizona (2); Albany and Hermiston,

Oregon; Lewistown and Milton, Pennsylvania; Perris, California; Fort Morgan, Colorado; Plainville, Kansas; Redwood Falls, Minnesota; and Pulaksi, Tennessee.

           The Company purchases components and materials used in the manufacture of its homes on the open market and is not dependent upon any particular supplier. The principal raw materials purchased by the Company for use in the construction of its homes are lumber, steel, aluminum, galvanized pipe, insulating materials, drywall and plastics. Steel I-beams, axles, wheels and tires, roof and ceiling materials, home appliances, plumbing fixtures, furniture, floor coverings, windows, doors and decorator items are purchased or fabricated by the Company and are assembled and installed at various stages on the assembly line. Construction of the manufactured homes and the plumbing, heating and electrical systems installed in them must comply with the standards set by the Department of Housing and Urban Development ("HUD") under the National Manufactured Home Construction and Safety Standards Act of 1974. See "Regulation."

           The Company furnishes to each purchaser of a new home manufactured by the Company a one or five year limited warranty against defects in materials and workmanship, except for equipment and furnishings supplied by other manufacturers which are frequently covered by the manufacturers' warranties.

Modular and Containerized Homes

         In addition to traditional manufactured homes, the Company also manufactures modular homes which are built in accordance with state or local building codes and therefore are similar in specifications and design to site-built homes. The Company's modular homes range in size from 960 square feet to 3,355 square feet and include a variety of single story ranch homes, one and a half story homes, two story homes, townhouses and duplex units, all of which can include attached garages built at the site by others.

           The Company is currently designing and developing a modular home capable of being shipped in a standard sized shipping container. The Company has a facility in Richfield, North Carolina that produces these homes. This facility is also capable of being used in connection with the Company's manufactured housing operations. The Company has applied for patent protection with respect to this product.

Sales

           At September 30, 1998, the Company sold manufactured homes through 359 Company owned and operated sales centers located in 28 states primarily in the southeastern and southwestern United States. See "Properties - Manufactured Home Sales Centers." The Company opened 62 new sales centers and closed three sales centers in fiscal 1998. Each of the Company's sales centers is assigned Company-trained sales personnel. Each salesperson is paid a commission based on the gross margin of his or her sales, and each sales manager is paid a commission based on the profits of the sales center.

           The Company operates its sales centers under the names Oakwood(R) Mobile Homes, Freedom Homes(R), Victory Homes, Schult(R) Homes and Golden West Homes(R). At its sales centers, the Company sells homes manufactured by it as well as by other manufacturers. During fiscal 1998, approximately 96% of the Company's retail dollar sales of new homes were homes manufactured by the Company and 4% represented sales of new homes manufactured by others. The Company has not had difficulty purchasing homes from independent manufacturers and believes an adequate supply of such homes is available to meet its needs.

           The Company also sells used homes acquired in trade-ins. At September 30, 1998, the Company's inventory of used homes was 1,385 homes as compared to 1,018 homes at September 30, 1997. Used homes in inventory do not include repossessed units.

           The Company also sells its homes to approximately 713 independent retailers located throughout the United States. Sales to independent retail dealers accounted for approximately 19% of the Company's total dollar volume of sales in fiscal 1998 as compared to 10% in fiscal 1997. This increase resulted from the Company's April 1, 1998 acquisition of Schult, which traditionally sold all of its manufactured homes through independent dealers. The Company anticipates that as it continues to establish sales centers to sell the homes manufactured at the plants acquired in the Schult acquisition, the percentage of sales made through independent retailers will decline. The Company does however intend to continue to sell manufactured homes to key and exclusive independent dealers. The Company currently sells all modular homes to independent dealers and has no current plans to establish its own modular home distribution network.

           During recent years, the Company has placed increased emphasis on the sale of multi-section homes. In fiscal 1998, the Company's retail sales of new multi-section homes were represented 52% of the total number of new homes sold at retail, as compared to 47% in fiscal 1997.

           The retail sales price for new single section homes sold by the Company in fiscal 1998 generally ranged from $15,000 to $62,000 with a mean sales price of approximately $31,400. The retail sales price of multi-section homes sold by the Company in fiscal 1998 generally ranged from $25,000 to $135,000, with a mean sales price of approximately $53,300.

           The Company's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a substantial majority of the homes manufactured by the Company are sold directly to retail customers, the Company's backlog of orders is not material.

Company Retail Sales Financing

           A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 87% of the Company's retail unit sales in fiscal 1998 were financed by installment sale contracts or loans arranged by the Company, each of which provided for monthly payments generally over a period of seven to 30 years. In fiscal 1998, of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes, 94% were installment sales or loans financed and warehoused by the Company for investment or later sale and 6% were installment sales or loans financed by others without recourse to the Company. The remaining 13% of retail unit sales were paid for with cash. At September 30, 1998, the Company held installment sale contracts or loans with a principal balance of approximately $414.7 million and serviced an additional $3.158 billion principal balance of installment sale contracts or loans, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts held by the Company are pledged to financial institutions as collateral for loans to the Company.

           The Company is responsible for the processing of credit applications with respect to customers seeking financing. The Company uses a credit scoring system, updated in fiscal 1998, to improve its credit decision-making process. The most significant criteria in the system are the stability, income and credit history of the borrower. This system requires a minimum credit score before the Company will consider underwriting a contract. This system allows the Company the ability to standardize the process by which it decides whether to extend credit to a customer.

           The Company retains a security interest in all homes it finances. In certain circumstances, the Company also obtains a security interest in the real property on which a home is located.

           The Company is responsible for all collection and servicing activities with respect to installment sale contracts it owns, as well as with respect to certain contracts that the Company originated and sold. The Company receives servicing fees with respect to installment sale contracts that it has sold but continues to service.

           The Company's ability to finance installment sale contracts is dependent on the availability of funds to the Company. The Company obtains funds to finance installment sale contracts primarily through sales of real estate mortgage investment conduit ("REMIC") trust certificates to institutional investors. During fiscal 1998, the Company sold $1.046 billion of REMIC securities. The Company generally has no credit exposure with respect to securitized contracts except (i) with respect to breaches of representations and warranties, (ii) to the extent of any retained interests in a REMIC, (iii) with respect to required servicer advances, (iv) with respect to the servicing fee (which is subordinated) and (v) with respect to any REMIC security the Company has guaranteed.

           The Company also obtains financing from loans insured by the Federal Housing Administration ("FHA"). These installment sale contracts are permanently funded primarily through the Government National Mortgage Association ("GNMA") pass-through program, under which the Company issues obligations guaranteed by GNMA. During fiscal 1998, the Company issued approximately $2 million in obligations guaranteed by GNMA. FHA insurance minimizes the Company's exposure to losses on these credit sales.

           The Company uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing generally at fixed rates.

           In the past, the Company sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Company in the event of default by the buyer. The Company receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totaled $380,000 in fiscal 1998. The Company's contingent liability on installment sale contracts sold with full and limited recourse was approximately $42 million at September 30, 1998.

Independent Dealer Retail Sales Financing

           The Company provides permanent financing for homes sold by certain independent dealers that sell Company manufactured homes. During fiscal 1998, the Company financed approximately $13 million of the retail sales of these independent dealers.

           During the fourth quarter of fiscal 1996, the Company and Deutsche Financial Services Corporation ("DFS"), a subsidiary of Deutsche Bank, N.A., formed Deutsche Financial Capital Limited Liability Company to provide retail sales financing for other independent dealers. DFS is a large wholesale financing source for manufactured housing inventory purchased by independent dealers. The Company and DFS are equal owners of the joint venture. During fiscal 1998, however, the Company and DFS agreed that the join venture would be terminated, and DFS would continue the venture's business for its own account. The joint venture substantially ceased operations in September 1998, except for certain activities in connection with the winding down of its affairs.

           The Company from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 1998, the Company purchased no such portfolios or servicing rights.

Delinquency and Repossession

           In the event an installment sale contract or loan becomes delinquent, the Company, either as owner or as servicer, normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. The Company, as owner or servicer, generally repossesses the home after payments have become 60 to 90 days delinquent if the Company is not able to work out a satisfactory arrangement with the customer. After repossession, the Company generally transports the home to a Company owned and operated sales center where the Company attempts to resell the home or contracts with an independent party to remarket the home. The Company also sells repossessed homes at wholesale.

           In an effort to minimize repossessions on contracts sold with full recourse, the Company monitors the servicing and collection efforts of many of the financial institutions to which the Company has sold installment sale contracts with full recourse. In addition, the Company performs the collection work on all installment sale contracts it has sold with recourse to two of its major purchasers of installment sale contracts. The Company is paid a fee by the financial institutions for performing this service.

           The Company maintains a reserve for estimated credit losses on installment sale contracts and loans owned by the Company or sold to third parties with full or limited recourse. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1998, 1997 and 1996, as a result of expenses incurred due to defaults and repossessions, $3,491,000, $3,984,000 and $4,534,000, respectively, was charged to the reserve for losses on credit sales. The Company's reserve for losses on credit sales at September 30, 1998 was $2,067,000, as compared to $4,277,000 at September 30, 1997 and $8,261,000 at
September 30, 1996.

           In fiscal 1998, 1997 and 1996, the Company repossessed 4,941, 3,879 and 2,858 homes, respectively. The Company's inventory of repossessed homes was 1,135 homes at September 30, 1998 as compared to 962 homes at September 30, 1997 and 642 homes at September 30, 1996. The estimated net realizable value of repossessed homes in inventory at September 30, 1998 was approximately $35 million.

           The net losses resulting from repossessions on Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1998, 1997 and 1996 was 1.52%, 1.30%, and 1.01%.

           At September 30, 1998 and September 30, 1997, delinquent installment sale contracts and loans expressed as a percentage of the total number of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:


                                   Total Number
                                   Of Contracts                                        Delinquency Percentage
                                     and Loans                                           September 30, 1998
                                ------------------------    ------------------------------------------------------------------------

                                                                 30 days             60 days            90 days              Total
                                                                 -------             -------            -------              -----
Company-serviced contracts
    and loans.............           114,169(1)                    2.1%               0.8%                1.2%               4.1%


Contracts and loans sold with
    full recourse and
    serviced by others....             2,982                       2.0%               0.7%                0.7%               3.4%

                                   Total Number
                                   Of Contracts                                        Delinquency Percentage
                                     and Loans                                           September 30, 1997
                                ------------------------    ------------------------------------------------------------------------

                                                                 30 days             60 days            90 days              Total
                                                                 -------             -------            -------              -----

Company-serviced contracts
    and loans.............            93,013(1)                    1.4%               0.5%                0.8%               2.7%


Contracts and loans sold with
    full recourse and
    serviced by others....             3,753                       2.2%               0.6%                0.5%               3.3%
------------------


(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

           At September 30, 1998 and September 30, 1997, delinquent installment sale contracts and loans expressed as a percentage of the total outstanding principal balance of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:


                                   Total Value                                         Delinquency Percentage
                                   of Contracts                                          September 30, 1998
                               -------------------------    ------------------------------------------------------------------------

                                                                 30 days             60 days            90 days              Total
                                                                 -------             -------            -------              -----
Company-serviced contracts
    and loans.............            $3,531,522,000(1)            1.9%               0.7%                1.1%               3.7%


Contracts and loans sold with
    full recourse and
    serviced by others....               $22,000,000               2.3%               0.9%                0.8%               4.0%

                                   Total Value                                         Delinquency Percentage
                                   of Contracts                                          September 30, 1997
                               -------------------------    ------------------------------------------------------------------------

                                                                 30 days             60 days            90 days              Total
                                                                 -------             -------            -------              -----

Company-serviced contracts
    and loans.............            $2,532,284,000(1)            1.2%               0.5%                0.9%               2.6%


Contracts and loans sold with
    full recourse and
    serviced by others....               $32,000,000               2.9%               0.7%                0.5%               4.1%

------------------

(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

Independent Retailer Repurchase Obligations

           Substantially all of the independent retailers who purchase homes from the Company finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution generally requires the Company to enter into a repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Company agrees to repurchase homes at declining prices over the period of the agreement. At September 30, 1998, the Company estimates that its contingent liability under these repurchase agreements was approximately $150 million. The Company's losses under these arrangements have not been significant.

Insurance

           On June 1, 1997, the Company ceased acting as an agent for certain insurance companies with respect to homeowners insurance, credit life insurance and service contracts written for its customers, and entered the reinsurance business directly through its own captive reinsurer. This shift in activities enables the Company to participate more fully in what management believes to be the profitable income streams associated with the property and casualty insurance and service contract business than was possible under the commission-based insurance agency arrangement which preceded its formation. As an insurance underwriter, the Company recognizes insurance premium revenues over the life of the related policies as a component of financial services income, with the associated claims expenses reflected in financial services operating expenses. Previously, insurance commission revenue was reported upon the sale of the policies by Oakwood's retail operations, and was included in other income. Due to this fundamental change in the Company's insurance business, earnings from insurance operations are now spread over the lives of the policies rather than being recognized in full when the policies were sold. Because reinsurance claims costs are recorded as insured events occur, underwriting reinsurance risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters. Prior to June 1, 1997, insurance revenues primarily related to the Company's credit life insurance underwriting business which the Company has operated for many years and which was combined with the Company's property and casualty reinsurance business on October 1, 1997.

Manufactured Housing Communities

           The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns land on which it intended to develop a manufactured housing subdivision in Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course which the Company sold in fiscal 1998. The Company intends to attempt to sell its remaining interests in the Pinehurst subdivision. The Company does not intend to commit any material resources to the land development business in the future, but may become involved in land development or lot purchases from time to time to facilitate retail sales.

           The Company also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia.

Competition

           The manufactured housing industry is highly competitive with particular emphasis on price, financing terms and features offered. There are numerous retail dealers and financing sources in most locations where the Company conducts retail and financing operations. Several of these financing sources are larger than the Company and have greater financial resources. There are numerous firms producing manufactured homes in the Company's market area, many of which are in direct competition with the Company. Several of these manufacturers, which sell the majority of their homes through independent dealers, are larger than the Company and have greater financial resources.

           The Company believes that its vertical integration gives it a competitive advantage over many of its competitors. However, a number of the Company's manufacturing competitors are establishing their own retail distribution systems. To the extent such competitors successfully enter the retail market, the Company could face increased competition at that level. The Company competes on the basis of reputation, quality, financing ability, service, features offered and price.

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

Regulation

           A variety of laws affect the financing of manufactured homes by the Company. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers' claims and defenses. The Federal Trade Commission's regulations also require disclosure of a manufactured home's insulation specification. Installment sale contracts and loans eligible for inclusion in the GNMA Program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of the installment sale contracts and loan documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts and loan documents. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

           The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on installment sale contracts, and the Magnuson-Moss Warranty
- Federal Trade Commission Improvement Act, which regulates descriptions of warranties on products. The descriptions and substance of the Company's warranties are also subject to state laws and regulations.

           The Company's manufacture of homes generally is subject to the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development ("HUD") promulgated regulations, which have been amended from time to time, under this Act establishing comprehensive national construction standards covering many aspects of manufactured home construction, including structural integrity, fire safety, wind loads and thermal protection. The Company's modular homes are subject to state and local building codes.

           The transportation of manufactured homes on highways is subject to regulation by various Federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and housing regulations.

           The Company's operations are subject to a variety of other statutes and regulations.

Financial Information About Industry Segments

           Financial information for each of the three fiscal years in the period ended September 30, 1998 with respect to the Company's manufactured home operations and retail sales financing operations are incorporated herein by reference to page 34 of the Company's 1998 Annual Report to Shareholders.

Employees

           At September 30, 1998, the Company employed 11,604 persons, of which 3,472 were engaged in sales and service, 7,185 in manufacturing, 454 in consumer finance, and 493 in executive, administrative and clerical positions.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Offices

           The Company owns its executive office space in Greensboro, North Carolina. The Company also owns two additional office buildings, which formerly served as its executive office space, located in two adjacent three-story buildings in Greensboro, North Carolina. The Company leases office space in Texas, Arizona and Florida.

Manufacturing Facilities

           The location and ownership of the Company's production facilities are as follows:


                                                                       Owned/
                     Location                                          Leased
                     --------                                          ------
             Ennis, Texas                                              Owned
             Gainsville, Texas                                         Owned
             Hillsboro, Texas (2 plants)                               Owned
             Killeen, Texas                                            Owned
             Navasota, Texas (2 plants)                                Owned
             Richfield, North Carolina (2 plants)                      Owned
             Rockwell, North Carolina (2 plants)                       Owned
             Pinebluff, North Carolina                                 Owned
             Moultrie, Georgia (5 plants)                              Owned
             Etna, Green, Indiana (2 plants)                           Owned




             Middlebury, Indiana (2 plants)                            Owned
             Buckeye, Arizona (2 plants)                               Owned
             Albany, Oregon                                         Leased/Owned
             Hermiston, Oregon                                         Owned
             Lewiston, Pennsylvania                                    Owned
             Milton, Pennsylvania                                      Owned
             Perris, California                                        Owned
             Fort Morgan, Colorado                                     Owned
             Plainville, Kansas                                        Owned
             Redwood Falls, Minnesota                                  Owned
             Pulaski, Tennessee                                        Leased

           These facilities are located on tracts of land generally ranging from 10 to 50 acres. The production area in these facilities ranges from approximately 50,000 to 250,000 square feet.

           In addition, the Company owns a 112,000 square foot warehouse in Elkhart, Indiana as well as two idle manufacturing facilities. The Company's idle facility in Ellaville, Georgia is for sale. The Company's idle facility in Elkton, Maryland is currently used only as a sales and service office.

           The land and buildings at all of the facilities owned by the Company were subject to mortgages with an aggregate balance of $9,327,000 at September 30, 1998.

           The Company's manufacturing facilities are generally one story metal prefabricated structures. The Company believes its facilities are in good condition.

           Based on the Company's normal manufacturing schedule of one shift per day for a five-day week, the Company believes that its operating manufacturing plants have the capacity to produce approximately 78,825 floors annually, depending on product mix. This capacity includes two new Texas facilities, opened in September 1998 and October 1998, having a combined expected capacity of 3,500 floors. During fiscal 1998, the Company manufactured 56,188 floors at its plants (which includes Schult production after its April 1, 1998 acquisition date).

Manufactured Home Sales Centers

           The Company's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Company operated 359 sales centers at September 30, 1998 located in 28 states distributed as follows: North Carolina (64), Texas
(63), South Carolina (24), Georgia (20), Tennessee (19), Virginia (17) Alabama
(16), Arizona (12), Kentucky (12), Ohio (12), Washington (12), Florida (11), Mississippi (11), New Mexico (11), Louisiana (7), Oregon (7),

Arkansas (6), Idaho (6), Missouri (5), Nevada (4), West Virginia (4), Colorado
(3), Delaware (3), Oklahoma (3), California (2), Kansas (2), Utah (2) and Indiana (1).

           Twenty-eight sales centers are on property owned by the Company and the other locations are leased by the Company for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Company during the year ended September 30, 1998 for the leased sales centers totaled approximately $11,447,000.

Manufactured Housing Communities

           The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Company intends to offer the property for sale.

           The Company also owns a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. At September 30, 1998, this property was subject to a mortgage with a total balance of $720,000.

ITEM 3.  LEGAL PROCEEDINGS.

           In November 1998, four shareholder suits were filed against the Company and certain of its directors and officers, three in the United States District Court for the Middle District of North Carolina and one in the United States District Court in Little Rock, Arkansas. These lawsuits generally allege that certain of the Company's financial statements were false and misleading and that certain other disclosures were inaccurate. One of the lawsuits also alleges that certain officers of the Company traded in the Company's common stock with knowledge of the misleading financial statements and disclosures. Responsive pleadings are not yet due in any of these lawsuits. The Company intends to defend these lawsuits vigorously.

           The Company is a defendant in a number of other lawsuits that are incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           Not applicable.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

           Information as to executive officers of the Company who are directors and nominees of the Company is incorporated herein by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 3, 1999. Information as to the executive officers of the Company who are not directors or nominees is as follows:


Name                     Age           Information About Officer
----                     ---           -------------------------

Lisa K. Carter           32            Vice President and Controller since 1997;
                                       Assistant Controller from 1994 to 1997;
                                       Audit Manager, Price Waterhouse, LLP
                                       1994; Audit Senior, Price Waterhouse, LLP
                                       from 1991 to 1994.

Douglas R. Muir          44            Senior Vice President and Secretary since
                                       1994; Treasurer since 1993; Partner,
                                       Price Waterhouse, LLP from 1988 to 1993.

Robert A. Smith          53            Executive Vice President and Chief
                                       Financial Officer since October 1998;
                                       Executive Vice President - Finance and
                                       Chief Operating Officer of Oakwood
                                       Acceptance Corporation (the Company's
                                       finance subsidiary) from September 1997
                                       to October 1998; Senior Vice President of
                                       the Company from February 1997 to
                                       September 1997; Partner, Price
                                       Waterhouse, LLP from 1984 to 1997.

Myles E. Standish        44            Executive Vice President - Chief
                                       Administrative Officer since November
                                       1998; General Counsel since 1995; Senior
                                       Vice President from 1995 to 1998;
                                       Partner, Kennedy Covington Lobdell &
                                       Hickman, L.L.P., Attorneys at Law, from
                                       1987 to 1995.

J. Michael Stidham       45            Executive Vice President - Retail and
                                       Chief Operating Officer of Oakwood Mobile
                                       Homes, Inc. (the Company's retail sales
                                       subsidiary) since 1994; Vice President
                                       and Chief Operating Officer of Oakwood
                                       Mobile Home, Inc. from 1992 to 1994.

Larry M. Walker          43            Executive Vice President - Manufacturing
                                       and Chief Operating Officer of Homes by
                                       Oakwood, Inc. (the Company's primary
                                       manufacturing subsidiary) since 1997;
                                       Senior Vice President Manufacturing of
                                       the Company 1997; Senior Vice President
                                       Quality and Service 1996; Senior Vice
                                       President -Manufacturing Eastern Region
                                       1993-95.


Name                     Age           Information About Officer
----                     ---           -------------------------


Suzanne H. Wood            38          Vice President - Investor Relations and
                                       Financial Risk Management of the Company
                                       since November 1998; Vice President and
                                       Chief Financial Officer of Tultex
                                       Corporation (a manufacturer, marketer and
                                       distributor of activewear) from February
                                       1996 to November 1998; Controller of
                                       Tultex Corporation from 1993 to February
                                       1996




           Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                     PART II

ITEMS 5-8.

           Items 5, 7, 7A and 8 are incorporated herein by reference to pages 13 to 36 of the Company's 1998 Annual Report to Shareholders and to the sections captioned "Securities Exchange Listing" and "Shareholders" on the inside back cover page of the Company's 1998 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Net income," "Earnings per common share--Basic and Diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per common share" for the five fiscal years ended September 30, 1998 on page 1 of the Company's 1998 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

           Not applicable.

                                    PART III

ITEMS 10-13.

           Items 10-13 are incorporated herein by reference to the sections captioned "Principal Holders of Common Stock and Holdings of Management," "Election of Directors," "Certain Relationships and Related Transactions," "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held February 3, 1999 and to the separate item in Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Company."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

           (a)       FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
                     EXHIBITS.

                     List the following documents filed as part of this report:

                     1.        Financial Statements.

                               The following financial statements of the Company are included as part of Exhibit 13 hereof:

                               Report of PricewaterhouseCoopers LLP

                               Consolidated Statements of Income for the Years ended September 30, 1998, 1997 and 1996

                               Consolidated Balance Sheets as of September 30, 1998 and 1997

                               Consolidated Statements of Cash Flows for the Years ended September 30, 1998, 1997 and 1996

                               Consolidated Statement of Changes in
                               Shareholders' Equity for the Years ended
                               September 30, 1998, 1997 and 1996

                               Notes to Consolidated Financial Statements

                     2.        Financial Statement Schedules

                               See the accompanying Index to Financial Statement Schedules

                     3.        Exhibits

                     3.1         Restated Charter of the Company dated
                                 January 25, 1984 (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

                     3.2 Amendment to Restated Charter of the Company dated February 18, 1988 (Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

                     3.3 Amendment to Restated Charter of the Company dated April 23, 1992 (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

                     3.4 Amended and Restated Bylaws of the Company adopted February 1, 1995 (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

                     4.1 Shareholder Protection Rights Agreement between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

                     4.2 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (filed herewith)

           *         10.1        Oakwood Homes Corporation 1985 Non-Qualified
                                 Stock Option Plan (Exhibit 10.1 to the
                                 Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1985)

           *         10.2        Oakwood Homes Corporation 1986 Nonqualified
                                 Stock Option Plan for Non-Employee Directors
                                 (Exhibit 10.1 to the Company's Annual Report on
                                 Form 10-K for the fiscal year ended September
                                 30, 1986)

           *         10.3        Oakwood Homes Corporation 1981 Incentive Stock
                                 Option Plan, as amended and restated (Exhibit
                                 10.1 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended September 30,
                                 1987)

           *         10. 4       Form of Employment Agreement (Exhibit 10.4 to
                                 the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

           *         10. 5       Schedule identifying omitted Employment
                                 Agreements which are substantially identical to the Form of Employment Agreement described in
                                 Exhibit 10.4 (Exhibit 10.5 to the Company's
                                 Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

           *         10.6        Oakwood Homes Corporation 1990 Director Stock
                                 Option Plan (Exhibit 10.24 to the Company's
                                 Registration Statement on Form S-2 filed on
                                 April 13, 1991)

           *         10.7        Amended and Restated Executive Retirement
                                 Benefit Employment Agreement between the
                                 Company and Nicholas J. St. George (Exhibit
                                 10.21 to the Company's Annual Report on Form
                                 10-K for the fiscal year ended September 30,
                                 1992)

           *         10.8        Amended and Restated Executive Disability
                                 Benefit Agreement between the Company and Nicholas J. St. George (Exhibit 10.22 to the
                                 Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

           *         10.9        Form of First Amendment to Employment Agreement
                                 between the Company and Nicholas J. St. George
                                 (Exhibit 10.1 to the Company's Quarterly Report
                                 on Form 10-Q for the quarter ended December 31,
                                 1993)

           *         10.10       First Amendment to Amended and Restated
                                 Executive Retirement Benefit Employment
                                 Agreement between the Company and Nicholas J.
                                 St. George (Exhibit 10.2 to the Company's
                                 Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           *         10.11       First Amendment to Amended and Restated
                                 Executive Disability Benefit Agreement between the Company and Nicholas J. St. George (Exhibit
                                 10.5 to the Company's Quarterly Report on Form
                                 10-Q for the quarter ended December 31, 1993)

           *         10.12       Form of Executive Retirement Benefit Employment
                                 Agreement between the Company and each of J.
                                 Michael Stidham and Larry M. Walker (Exhibit
                                 10.7 to the Company's Quarterly Report on Form
                                 10-Q for the quarter ended December 31, 1993)

           *         10.13       Schedule identifying omitted Executive
                                 Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement described in Exhibit 10.12 and payment schedules under Executive Retirement Benefit
                                 Employment Agreements (Exhibit 10.8 to the
                                 Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           *         10.14       Oakwood Homes Corporation Executive Incentive
                                 Compensation Plan (Exhibit 10.1 to the
                                 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

           *         10.15       Oakwood Homes Corporation Key Employee Stock
                                 Plan (Exhibit 10.2 to the Company's Quarterly
                                 Report on Form 10-Q for the quarter ended June
                                 30, 1996)

           *         10.16       Form of Second Amendment to Employment
                                 Agreement between the Company and Nicholas J.
                                 St. George (Exhibit 10.32 to the Company's
                                 Annual Report on Form 10-K for the year ended
                                 September 30, 1996)

           *         10.17       Oakwood Homes Corporation 1997 Director Stock
                                 Option Plan (Exhibit 10 to the Company's
                                 Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

           *         10.18       Oakwood Homes Corporation Director Deferral
                                 Plan (filed herewith)

           *         10.19       Form of Employment Agreement between the
                                 Company and each of William G. Edwards, Robert
                                 A. Smith, Myles E. Standish and J. Michael
                                 Stidham (filed herewith)

           *         10.20       First Amendment to Amended and Restated
                                 Executive Retirement Benefit Employment
                                 Agreement between the Company and J. Michael
                                 Stidham (filed herewith)

                     13 The Company's 1998 Annual Report to Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof expressly incorporated by reference in this Annual Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith)

                     21 List of the Company's subsidiaries (filed herewith)

                     23.1 Consent of Pricewaterhouse Coopers LLP (filed herewith)

                     27 Financial Data Schedule (filed in electronic format only). This schedule is furnished for the information of the Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933, Section 18 of the Securities Exchange Act of 1934 and Section 323 of the Trust Indenture Act.
-------------

           * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

           (b) REPORTS ON FORM 8-K. On October 13, 1998, the Company filed a Current Report on Form 8-K in which it reported, pursuant to Item 5 thereof (Other Events), that it had released a letter to its shareholders relating to various matters. No financial statements were filed as part of such Current Report on Form 8-K.

           (c)       EXHIBITS.  See Item 14(a)(3).

           (d)       FINANCIAL STATEMENT SCHEDULES.  See Item 14(a)(2).

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OAKWOOD HOMES CORPORATION


                                            By:  /s/ Robert A. Smith
                                                 -----------------------------
                                                 Robert A. Smith
                                                 Executive Vice President and
                                                 Chief Financial Officer

Dated:  December 29, 1998


           Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


           Signature                                        Capacity                                           Date
           ---------                                        --------                                           ----


 /s/ Nicholas J. St. George                             Director, Chairman and                                     December 29, 1998
------------------------------------------              Chief Executive
Nicholas J. St. George                                  Officer (Principal
                                                        Executive Officer)


 /s/ William G. Edwards                                 Director                                         December 29, 1998
------------------------------------------
William G. Edwards


 /s/ Dennis I. Meyer                                    Director                                         December 29, 1998
------------------------------------------
Dennis I. Meyer


 /s/ Kermit G. Phillips, II                             Director                                         December 29, 1998
------------------------------------------
Kermit G. Phillips, II


 /s/ Roger W. Schipke                                   Director                                         December 29, 1998
------------------------------------------
Roger W. Schipke


 /s/ Lanty L. Smith                                     Director                                         December 29, 1998
------------------------------------------
Lanty L. Smith


 /s/ Sabin C. Streeter                                  Director                                         December 29, 1998
------------------------------------------
Sabin C. Streeter


 /s/ Francis T. Vincent, Jr.                            Director                                         December 29, 1998
------------------------------------------
Francis T. Vincent, Jr.


 /s/ Clarence W. Walker                                 Director                                         December 29, 1998
------------------------------------------
Clarence W. Walker


 /s/ H. Michael Weaver                                  Director                                         December 29, 1998
------------------------------------------
H. Michael Weaver


 /s/ Robert A. Smith                                    Executive Vice President and                     December 29, 1998
------------------------------------------              Chief Financial Officer
Robert A. Smith                                         (Principal Financial Officer)


 /s/ Lisa K. Carter                                     Vice President and                               December 29, 1998
------------------------------------------              Controller
Lisa K. Carter                                          (Principal Accounting Officer)


                            OAKWOOD HOMES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


           The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 2, 1998, except as to certain information for which the date of such report is November 25, 1998, appearing on pages 13 to 36 of the Company's 1998 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A and 8, the 1998 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                PAGE

    Supplementary information to notes to
      consolidated financial statements                          F-1

                            OAKWOOD HOMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION TO NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS



The components of inventories are as follows:

                                                                 September 30,               September 30,             September 30,
                                                                      1998                       1997                       1996
                                                                      ----                       ----                       ----
New manufactured homes                                             $234,606,000               $180,813,000              $130,443,000
Used manufactured homes                                               8,261,000                  5,954,000                 6,462,000
Homes in progress                                                     6,119,000                  2,948,000                 2,410,000
Land/homes under
development                                                           6,417,000                  3,859,000                 4,820,000
Raw materials and supplies                                           35,949,000                 14,724,000                11,755,000
                                                                    -----------                 ----------                ----------
                                                                   $291,352,000               $208,298,000             $ 155,890,000
                                                                    ===========                ===========               ===========

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    EXHIBITS

                                  ITEM 14(a)(3)

                           ANNUAL REPORT ON FORM 10-K

                                                                   Commission
For the fiscal year ended                                         File Number
September 30, 1998                                                     1-7444

                            OAKWOOD HOMES CORPORATION

                                  EXHIBIT INDEX

Exhibit No.                                   Exhibit Description
-----------                                   -------------------

           3.1 Restated Charter of the Company dated January 25, 1984 (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

           3.2 Amendment to Restated Charter of the Company dated February 18, 1988 (Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

           3.3 Amendment to Restated Charter of the Company dated April 23, 1992 (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

           3.4 Amended and Restated Bylaws of the Company adopted February 1, 1995 (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

           4.1 Shareholder Protection Rights Agreement between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                          1991)

           4.2 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (filed herewith)

           10.1 Oakwood Homes Corporation 1985 Non-Qualified Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1985)

           10.2 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Non-Employee Directors (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1986)

           10.3 Oakwood Homes Corporation 1981 Incentive Stock Option Plan, as amended and restated (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

           10.4 Form of Employment Agreement (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

           10.5 Schedule identifying omitted Employment Agreements which are substantially identical to the Form of Employment Agreement described in Exhibit 10.4 (Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1990)

           10.6 Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company's Registration Statement on Form S-2 filed on April 13, 1991)

           10.7 Amended and Restated Executive Retirement Benefit Employment Agreement between the Company and Nicholas
                          J. St. George (Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

           10.8 Amended and Restated Executive Disability Benefit Agreement between the Company and Nicholas J. St. George (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                          1992)

           10.9 Form of First Amendment to Employment Agreement between the Company and Nicholas J. St. George (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           10.10 First Amendment to Amended and Restated Executive Retirement Benefit Employment Agreement between the Company and Nicholas J. St. George (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           10.11 First Amendment to Amended and Restated Executive Disability Benefit Agreement between the Company and Nicholas J. St. George (Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           10.12 Form of Executive Retirement Benefit Employment Agreement between the Company and each of J. Michael Stidham and Larry M. Walker (Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           10.13 Schedule identifying omitted Executive Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement described in Exhibit 10.12 and payment schedules under Executive Retirement Benefit Employment Agreements (Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

           10.14 Oakwood Homes Corporation Executive Incentive Compensation Plan (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

           10.15 Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

           10.16 Form of Second Amendment to Employment Agreement between the Company and Nicholas J. St. George (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996)

           10.17 Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

           10.18          Oakwood Homes Corporation Director Deferral Plan
                          (filed herewith)

           10.19 Form of Employment Agreement between the Company and each of William G. Edwards, Robert A. Smith, Myles E. Standish and J. Michael Stidham (filed herewith)

           10.20 First Amendment to Amended and Restated Executive Retirement Benefit Employment Agreement between the Company and J. Michael Stidham (filed herewith)

           13 The Company's 1998 Annual Report to Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof expressly incorporated by reference in this Annual Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith).

           21             List of the Company's subsidiaries (filed herewith)

           23.1           Consent of PricewaterhouseCoopers LLP (filed herewith)

           27 Financial Data Schedule (filed in electronic format only). This schedule is furnished for the information of the Commission and shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933,
                          Section 18 of the Securities Exchange Act of 1934 and
                          Section 323 of the Trust Indenture Act.