Form 10-Q
period 1998-12-31
OAKWOOD HOMES CORP
filed 1999-02-16
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1998 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

           Post  Office Box 27081, Greensboro, North Carolina 27425-7081
           -------------------------------------------------------------
                 (Mailing address of principal executive offices)

                                  (336) 664-2400
                                  --------------
               (Registrant's telephone number, including area code)

                                       N/A
                                       ----
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    X             No
      ---                ---
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 1999.

         Common Stock, Par Value $.50 Per Share . . . . . . . . . 47,081,417

  PART I.     FINANCIAL INFORMATION

  Item 1.     Financial Statements


                           QUARTERLY REPORT ON FORM 10-Q

                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended December 31, 1998

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                              Three months ended
                                                                  December 31,
                                                            1998            1997

Revenues
   Net sales                                               $359,814     $221,893
   Financial services revenues
     Consumer finance                                        15,906       23,560
     Insurance                                               11,604        6,919
                                                           --------     --------
                                                             27,510       30,479
   Other income                                               2,060        2,291
                                                           --------     --------
      Total revenues                                        389,384      254,663
                                                           --------     --------


   Costs and expenses
   Cost of sales                                            255,181      151,826
   Selling, general and administrative expenses              90,693       58,461
   Financial services operating expenses
     Consumer finance                                         7,568        5,454
     Insurance                                                8,378        5,583
                                                           --------     --------
                                                             15,946       11,037
   Provision for losses on credit sales                         650         --
   Interest expense
     Non-financial services                                   2,297          707
     Financial services                                       5,832        3,919
                                                           --------     --------
      Total costs and expenses                              370,599      225,950
                                                           --------     --------

Income before income taxes                                   18,785       28,713
Provision for income taxes                                    7,326       10,911
                                                           --------     --------

Net income                                                 $ 11,459     $ 17,802
                                                           ========     ========

Earnings per share
     Basic                                                 $    .25     $    .39
     Diluted                                               $    .24     $    .38

Dividends per share                                        $    .01     $    .01

Weighted average number of
   common shares outstanding
     Basic                                                   46,411       46,050
     Diluted                                                 46,938       47,331


                         OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET (UNAUDITED)
                       (in thousands except share and per share data)

                                                   December 31,       September 30,
 ASSETS                                               1998               1998
                                                      ----               ----

Cash and cash equivalents                            $    29,287    $    28,971
Loans and investments                                    604,611        502,583
Other receivables                                         56,001         58,774
Inventories
     Manufactured homes                                  303,634        242,867
     Work-in-process, materials and supplies              45,169         42,068
     Land/homes under development                          7,340          6,417
                                                     -----------    -----------
                                                         356,143        291,352
Properties and facilities                                247,725        237,726
Deferred income taxes                                     13,768         14,850
Other assets                                             148,354        149,120
                                                     -----------    -----------
                                                     $ 1,455,889    $ 1,283,376
                                                     ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                $   551,505    $   375,023
Notes and bonds payable                                   69,367         61,875
Accounts payable and accrued liabilities                 198,384        226,867
Insurance reserves and unearned premiums                  63,082         57,419
Other long-term obligations                               11,697         14,517

Shareholders' equity
     Common stock, $.50 par value; 100,000,000
      shares authorized; 47,073,000 and 46,660,000
      shares issued and outstanding                       23,537         23,330
     Additional paid-in capital                          172,610        167,592
     Retained earnings                                   371,018        360,025
                                                     -----------    -----------
                                                         567,165        550,947
     Less:  Unearned compensation                         (5,311)        (3,272)
                                                     -----------    -----------
                                                         561,854        547,675
                                                     -----------    -----------
                                                     $ 1,455,889    $ 1,283,376
                                                     ===========    ===========

                              OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                            (in thousands)


                                                                                                             Three months ended
                                                                                                                 December 31,
                                                                                                                 ------------
                                                                                                             1998            1997
                                                                                                             ----            ----
 Operating activities
   Net income                                                                                          $  11,459          $  17,802
   Adjustments to reconcile net income to cash provided by operating activities
     Depreciation and amortization                                                                         9,290              4,454
     Deferred income taxes                                                                                 1,082               (903)
     Provision for losses on credit sales                                                                    650               --
     (Gain) loss on sale of loans                                                                          1,447             (5,859)
     Excess of cash receipts over REMIC residual income
      recognized                                                                                           6,181              4,177
     Other                                                                                                 2,316                255
     Changes in assets and liabilities
      Other receivables                                                                                      924                715
      Inventories                                                                                        (64,791)           (33,918)
      Deferred insurance policy acquisition costs                                                         (1,166)              (289)
      Other assets                                                                                        (7,999)            (1,019)
      Accounts payable and accrued liabilities                                                           (28,625)           (22,849)
      Insurance reserves and unearned premiums                                                             5,663              2,957
      Other long-term obligations                                                                            (66)               733
                                                                                                       ---------          ---------
        Cash (used) by operations                                                                        (63,635)           (33,744)
      Loans originated                                                                                  (311,138)          (195,991)
      Purchase of loans and securities                                                                  (108,600)              --
      Sale of loans                                                                                      293,642            271,035
      Principal receipts on loans                                                                          9,641              9,454
                                                                                                       ---------          ---------
        Cash provided (used) by operating activities                                                    (180,090)            50,754
                                                                                                       ---------          ---------

Investing activities
     Acquisition of properties and facilities                                                            (16,971)            (7,892)
     Investment in and advances to joint venture                                                          22,150            (21,954)
     Other                                                                                                (8,332)             3,679
                                                                                                       ---------          ---------
       Cash (used) by investing activities                                                                (3,153)           (26,167)
                                                                                                       ---------          ---------


Financing activities
     Net borrowings on short-term credit facilities                                                176,482                   (8,941)
     Issuance of notes and bonds payable                                                             9,200                     --
     Payments on notes and bonds                                                                    (1,708)                  (5,706)
     Cash dividends                                                                                   (466)                    (463)
     Proceeds from exercise of stock options                                                            51                    1,217
                                                                                                 ---------                ---------
        Cash provided (used) by financing activities                                               183,559                  (13,893)
                                                                                                 ---------                ---------

Net increase in cash and cash equivalents                                                              316                   10,694

Cash and cash equivalents
     Beginning of period                                                                            28,971                   28,717
                                                                                                 ---------                ---------
     End of period                                                                               $  29,287                $  39,411
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

2. On April 1, 1998 the Company acquired Schult Homes Corporation ("Schult"), a producer of manufactured and modular housing headquartered in Middlebury, Indiana. The acquisition was accounted for using the purchase method of accounting. Schult's results of operations are included with those of the Company from the April 1, 1998 acquisition date.

3. Certain of the Company's significant accounting policies are outlined below.

   REVENUE RECOGNITION - MANUFACTURED HOUSING

   Passage of title and risk of loss in a retail sale occurs upon the closing of the sale, which includes, for the great majority of retail sales, execution of loan documents and related paperwork and receipt of the customer's down payment.

   For those sales in which the home remains personal property, rather than being converted to real property (i.e., sales under retail installment contracts), the closing generally takes place before the home is delivered to and installed on the customer's site. For such sales, delivery and installation typically are straightforward and involve minimal preparation of the customer's site, and typically occur shortly after closing.

   Sales transactions in which the home is converted from personal property to real property are financed as traditional mortgages rather than under retail installment contracts. Such sales typically involve significant preparation of the customer's site, which may include installation of utilities, wells, extensive foundations, etc., and also require completion of mortgage financing documentation, including title searches and appraisals. As a consequence, the closing of these transactions occurs after the home has been delivered and installed.

   WARRANTY OBLIGATIONS

   The Company provides a warranty against manufacturing defects from the date of the retail sale. Estimated future warranty obligations are accrued at the time of sale.

4. The components of loans and investments are as follows:

                                                                              December 31,     September 30,
                                                                                   1998            1998
                                                                                   ----            ----
 (in thousands)

 Loans held for sale                                                              $ 451,441    $ 365,126
 Loans held for investment                                                           65,015       62,669
 Less:  reserve for uncollectible receivables                                        (3,727)      (1,653)
                                                                                  ---------    ---------
           Total loans                                                              512,729      426,142
                                                                                  ---------    ---------

 Retained interests in REMIC securitizations
    (exclusive of loan servicing assets
     included in other assets)
      Regular interests, at amortized cost which
       approximates fair value                                                       43,724       22,822
      Residual interests, at amortized cost which
      approximates fair value                                                        48,158       53,619
                                                                                  ---------    ---------
         Total retained REMIC interests                                              91,882       76,441
                                                                                  ---------    ---------
                                                                                  $ 604,611    $ 502,583
                                                                                  =========    =========


5. The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                                                    Three months ended
                                                                                       December 31,
                                                                                       ------------

                                                                                     1998         1997
                                                                                  ---------    ---------
 (in thousands, except per share data)
 Numerator for basic and diluted
    EPS - Net income                                                              $  11,459    $  17,802

 Denominator:
    Weighted average number of
      common shares outstanding                                                      46,467       46,147
    Unearned ESOP shares                                                                (56)         (97)
                                                                                  ---------    ---------
    Denominator for basic EPS                                                        46,411       46,050
    Dilutive effect of stock options and
      restricted shares computed using
      the treasury stock method                                                         527        1,281
                                                                                  ---------    ---------
    Denominator for diluted EPS                                                      46,938       47,331
                                                                                  =========    =========

    Earnings per common share - basic                                             $     .25    $     .39
                                                                                  =========    =========
    Earnings per common share - diluted                                           $     .24    $     .38
                                                                                  =========    =========

   Options to purchase 2,839,486 shares of common stock were not included in the computation of diluted EPS for the first quarter of fiscal 1999 because the options' exercise prices were greater than the average market price of the Company's common stock for that period and their inclusion would have been antidilutive.

6. In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). These complaints, which seek class action certification, allege violations of federal securities law based on alleged false and misleading financial statements, reports filed by the Company and other representations during the Class Period. The Company intends to defend such lawsuits vigorously.

   The Company is also subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. These actions, when ultimately concluded and determined will not, in the opinion of management, have a material effect on the results of operations or financial condition of the Company.

   The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $34 million at December 31, 1998. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $55 million at December 31, 1998. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny Industries, Inc. ("Destiny"), Golden West Homes ("Golden West") and Schult, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $161 million at December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS


Three months ended December 31, 1998 compared to three months ended December 31, 1997

      The following table summarizes certain statistics for the quarters ended December 31, 1998 and 1997:

                                                              1998        1997
                                                              ----        ----

Retail sales (in millions)                                  $ 241.6     $ 201.6
Other sales (in millions)                                   $ 118.2     $  20.3
Total sales (in millions)                                   $ 359.8     $ 221.9
Gross profit % - integrated operations                         34.6%       33.0%
Gross profit % - wholesale operations                          17.8%       17.8%
New single-section homes sold - retail                        1,896       2,136
New multi-section homes sold - retail                         3,073       2,595
Used homes sold - retail                                        593         549
New single-section homes sold - wholesale                       732          75
New multi-section homes sold - wholesale                      2,608         518
Average new single-section sales price - retail             $33,100     $30,100
Average new multi-section sales price - retail              $56,300     $51,100
Average new single-section sales price - wholesale          $21,600     $16,700
Average new multi-section sales price - wholesale           $39,000     $35,700
Weighted average retail sales centers
  open during the period                                        361         305


NET SALES

Retail sales dollar volume increased 20%, reflecting a 5% increase in new unit volume, increases of 10% in the average new unit sales prices of both single-section and multi-section homes and a shift in product mix toward multi-section homes which have higher average selling prices than single-section homes. Average retail sales prices rose due to price increases and a shift in product mix toward higher price points. Multi-section homes accounted for 62% of retail new unit sales compared to 55% in the first quarter of fiscal 1998. The Company believes the multi-section performance reflects the addition of new homes to the Company's product line in response to continuing consumer preference for multi-section homes.

During the first quarter of fiscal 1999, the Company opened or acquired four new sales centers compared to 11 sales centers during the first quarter of fiscal 1998. The Company also closed one underperforming sales center during the quarter compared to two in the first quarter of fiscal 1998. Total new retail sales dollars at sales centers open more than one year increased 4% during the first quarter of fiscal 1999.

In mid-December 1998 the Company acquired Suburban Homes ("Suburban"), a manufactured housing retailer located in the metro Detroit area. Suburban operates sales centers in land-lease communities in Michigan and Delaware. The Suburban acquisition is not reflected in the sales center openings discussed above.

Other sales dollar volume, which consists principally of wholesale sales to independent dealers by the Company's Destiny, Golden West and Schult subsidiaries, increased due to wholesale unit volume related to the acquisition of Schult on April 1, 1998 in a transaction accounted for as a purchase. Schult sold 2,743 units, representing $97.6 million of sales, to independent dealers during the quarter ended December 31, 1998. Excluding the effects of the Schult acquisition, wholesale sales were essentially flat. During the first quarter of fiscal 1999, 76% of Golden West's and Destiny's shipments were to Company-owned sales centers, compared to 72% in the three months ended December 31, 1997; these shipments are not included in the dollar and unit sales in the table above. The average wholesale sales prices of single-section homes and multi-section homes sold by Destiny and Golden West remained relatively constant. Schult's higher average price points caused the overall average wholesale selling prices of single-section and multi-section homes to rise 29% and 9%, respectively.

GROSS PROFIT

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations increased to 34.6% in the first quarter of fiscal 1999 from 33.0% in fiscal 1998. Approximately 97% of new homes sold at retail were produced in Company-owned manufacturing plants in the first quarter of fiscal 1999 compared to 94% in the three months ended December 31, 1997.

Wholesale gross profit margins remained constant. The combined wholesale gross profit margin of Golden West and Destiny increased over the first quarter of fiscal 1998, principally due to improved efficiencies. Such increase was offset by the effects of the acquisition of Schult, whose gross profit margins currently are lower than those of the Company's other wholesale sales.

FINANCIAL SERVICES REVENUES

Consumer finance revenues for the first quarter of fiscal 1999 declined to $15.9 million from $23.6 million in fiscal 1998. Revenues for the three months ended December 31, 1998 reflect a loss on the sale of asset-backed securities of $1.4 million (approximately $883,000, after tax, or $.02 per share) compared to a gain in the prior year quarter of $6.0 million (approximately $3.7 million, after tax, or $.08 per share). Global economic conditions and strength in the U.S. treasury market in recent months contributed to a significant increase in the spread over treasurys required by institutional purchasers of the Company's asset-backed securities, which increased the Company's permanent financing costs and reduced the estimated residual cash flow on the current quarter's securitization.

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

For the quarter ended December 31, 1998, total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.60% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.22% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio.

At December 31, 1998 the delinquency rate on Company originated loans, excluding loans originated on behalf of Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, was 4.2%, compared to 3.9% at September 30, 1998 and 4.2% at December 31, 1997. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

REMIC residual income decreased from $3.0 million in the quarter ended December 31, 1997 to $1.9 million in first quarter of fiscal 1999, primarily reflecting a decline in the average balance of residual interests resulting from writedowns recorded of retained residual interests in fiscal 1998.

Interest income earned on loans held for investment and on loans held for sale prior to securitization increased from $7.2 million during the first quarter of fiscal 1998 to $10.6 million in fiscal 1999. The increase reflects higher average outstanding balances of loans held for sale prior to securitization due to increased origination volume. This increase was partially offset by lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated. Loan servicing fees decreased from $6.5 million during the first quarter of fiscal 1998 to $6.4 million this year. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, as the Company's right to receive servicing fees is subordinate to the holders of regular REMIC interests.

Insurance revenues from the Company's captive reinsurance business increased 68% to $11.6 million for the three months ended December 31, 1998 from $6.9 million for the three months ended December 31, 1997. This increase is primarily due to the increased size of the portfolio, as well as increased premiums written resulting from retail sales growth and improved penetration, renewal and cancellation rates. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to 25.2% of net sales for the three months ended December 31, 1998 from 26.3% of net sales last year. Higher retail selling expenses were offset by lower selling, general and administrative expenses as a percentage of sales at Schult. Excluding the effects of the Schult acquisition, selling, general and administrative expenses for the first quarter of fiscal 1999 were 29.5% of net sales compared to 26.3% of net sales last year, primarily reflecting higher retail selling expenses caused by compensation plan changes implemented during the second quarter of fiscal 1998.

FINANCIAL SERVICES OPERATING EXPENSES

Consumer finance operating expenses rose 39% during the first quarter of fiscal 1999 due principally to increased headcount and other compensation cost increases. In the first quarter, the average number of loans serviced increased 21% and total credit application volume increased 50% over last year. Insurance operating costs increased 50% during the first quarter of fiscal 1999 principally due to higher claims costs associated with the increasing size of the business.

INTEREST EXPENSE

Non-financial services interest expense rose from $707,000 for the first quarter of fiscal 1998 to $2.3 million in 1999, due principally to interest costs related to the financing of the Schult acquisition.

Financial services interest expense includes interest expense associated with long-term debt secured by loans as well as interest expense associated with all short-term line of credit borrowings. Financial services interest expense increased 49% for the first quarter of fiscal 1999 primarily due to a $2.2 million increase in interest expense related to higher average outstanding balances on short-term lines of credit. This increase was partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES

The Company's effective income tax rate was 39.0% for the first three months of fiscal 1999 compared to 38.0% in fiscal 1998 due to higher state income taxes arising from the Schult acquisition.

YEAR 2000 ISSUES

During 1997 the Company formed an ongoing project team to address the Year 2000 issue. The project has several phases, including assessment of the hardware and software affected by the Year 2000 issue; identification of critical suppliers and assessment of their state of readiness; conversion of existing processes, hardware and software as required; testing of modified, existing and new processes; implementation of Year 2000 compliant systems; and development and implementation of contingency and business continuation plans as considered necessary. The Company is also conducting ongoing awareness campaigns with employees and key vendors.

Management believes the assessment, conversion and testing phases as they relate to the Company's hardware and software are complete in all material respects. Based upon the status of remediation undertaken to date, the Company believes that substantially all significant internal system issues associated with Year 2000 compliance have been resolved. In addition, communication and follow-up is ongoing with critical suppliers whose system failures could potentially have a significant impact on the Company's operations to verify their stage of Year 2000 readiness.

The costs incurred by the Company to date related to Year 2000 readiness, which have been charged to expense, have not been material, and the Company does not anticipate that the expected remaining costs will be material. While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur, the potential for interruption still exists, primarily related to the uncertainty which may surround the Year 2000 readiness of third-party suppliers. The Company has not yet adopted any formal contingency plan in the event its Year 2000 project is not completed on schedule. However, if significant risks are identified, the Company intends to develop contingency plans as deemed necessary at that time.

LIQUIDITY AND CAPITAL RESOURCES

The increase in inventories since September 30, 1998 reflects the manufacture of inventory in preparation for the summer selling season, the increase in the number of retail sales centers since September 30, 1998, and an increase in the percentage of inventories represented by multi-section homes, which have higher average unit costs than single-section homes.

The increase in loans and investments since September 30, 1998 principally reflects an increase in loans held for sale from $365 million at September 30, 1998 to $451 million at December 31, 1998. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. In addition, during the quarter ended December 31, 1998 the Company purchased, at par, from a financial institution loans having an aggregate principal balance of approximately $7 million. Such purchase was financed by a term loan from the financial institution.

Retail financing of sales of the Company's products is an integral part of the Company's vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by securitizing such loans, primarily using REMICs. Since 1994, the Company generally has sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly has not been required to seek the capital required to fund its finance business outside of the asset-backed securities market.

Late in 1998, global economic conditions significantly reduced the liquidity in the asset-backed securities market, and credit spreads over treasurys demanded by purchasers of the Company's asset-backed securities rose significantly. In addition, demand for the most deeply subordinated asset-backed securities offered for sale by the Company has decreased significantly. Widening credit spreads adversely affect the Company's permanent funding costs, and adversely affect the Company's profitability if the Company is unable to increase rates charged to customers to compensate for these higher costs. Moreover, decreased demand for asset-backed securities could require the Company to seek alternative sources of financing for the loans originated by the consumer finance business.

At December 31, 1998 the Company owned subordinated asset-backed securities having a principal balance of approximately $39 million associated with the Company's August and November 1998 securitizations. Such securities are regular REMIC interests and are included in the related caption in the table appearing in Note 4. The Company intends to sell such securities if an offer acceptable to the Company can be obtained.

On January 21, 1999 the Company securitized approximately $351 million of loans, and sold all the securities created in such transaction, except for the residual interest which has been retained by the Company consistent with past practice. The securities sold on January 21, 1999 included securities substantially the same as the $39 million of subordinated securities from the Company's August and November 1998 securitizations owned by the Company at December 31, 1998.

In recent years, the Company has financed internal growth of its retail and manufacturing business principally using internally generated funds and short-term lines of credit. In April 1998 the Company borrowed $100 million from a commercial bank to finance the Schult acquisition, and in the first quarter of fiscal 1999 borrowed an additional $75 million to refinance, in part, its acquisition of approximately one-half of the warehoused loans of DFC. During fiscal 1998 the Company agreed with its joint venture partner to cease the Company's participation in DFC. The majority of the loans acquired by the Company from DFC were securitized in connection with the January 1999 loan securitization, and the $75 million of acquisition indebtedness was repaid.

The $100 million of indebtedness matures in March 1999. The Company intends to refinance the $100 million of indebtedness by issuance of long-term debt, using the public or private debt markets or the commercial bank market. Depending on market conditions, the Company may seek to raise additional long-term debt in order to reduce reliance on short-term bank debt. The Company's senior long-term debt is rated BBB-, which management believes enhances the Company's flexibility in obtaining both short and long-term financing.

The Company has several credit facilities in place to provide for its short-term liquidity needs. The Company has a $325 million credit facility with a conduit commercial paper issuer to provide warehouse financing for loans prior to securitization. The Company also has a $175 million revolving credit facility with a group of banks which is available to fund additional working capital needs, a $20 million cash management line of credit and $20 million of uncommitted lines of credit. In addition, one of the Company's commercial banks has committed to lend the Company up to $50 million, if needed for working capital purposes, through March 31, 1999.

  PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

         In November 1998 four shareholder suits were filed against the Company and certain of its directors and officers, three in the United States District Court for the Middle District of North Carolina and one in the United States District Court in Little Rock, Arkansas. These lawsuits generally allege that certain of the Company's financial statements were false and misleading and that certain other disclosures were inaccurate. One of the lawsuits also alleges that certain officers of the Company traded in the Company's common stock with knowledge of the allegedly misleading financial statements and disclosures. Responsive pleadings are not yet due in any of these lawsuits. The Company intends to defend these lawsuits vigorously.

         The Company is a defendant in a number of lawsuits that are incidental to the conduct of its business.

Item 4.       Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Shareholders of the Registrant held on February 3, 1999, the shareholders elected Nicholas J. St. George, Sabin C. Streeter, Roger W. Schipke and William G. Edwards as directors and approved the selection of PricewaterhouseCoopers LLP as independent accountants. The following table sets forth the votes on each such matter:


                              FOR         AGAINST       ABSTAIN     NOT VOTED
Election of Directors
(by nominee)
Nicholas J. St. George     38,313,614        --         163,813      8,596,930
Sabin C. Streeter          38,301,364        --         176,063      8,596,930
Roger W. Schipke           38,324,445        --         152,982      8,596,930
William G. Edwards         38,300,409        --         177,018      8,596,930


Approval of selection of
PricewaterhouseCoopers
LLP as Independent
Accountants                38,310,100      57,933       109,394      8,596,930

  Item 6.   Exhibits and Reports on Form 8-K

             a)   Exhibits

                  (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                  (27) Financial Data Schedule (filed in electronic format only)

             b)   Reports on Form 8-K

                  On October 13, 1998 the Company filed a report on Form 8-K in which the Company announced the release of a letter to shareholders on such date.

                       Items 2, 3 and 5 are inapplicable and are omitted.

                     OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                     SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Date:  February 15, 1999


                                          OAKWOOD HOMES CORPORATION




                                         BY: s/  Robert A. Smith
                                             ------------------------------
                                             Robert A. Smith
                                             Executive Vice President
                                             (Chief Financial Officer)
                                             (Duly Authorized Officer)

                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                        EXHIBITS

                                        ITEM 6(a)

                                        FORM 10-Q

                                    QUARTERLY REPORT


  For the quarter ended                              Commission File Number
  December 31, 1998                                          1-7444


                                OAKWOOD HOMES CORPORATION
                                      EXHIBIT INDEX

  Exhibit No.                             Exhibit Description
  -----------                             -------------------

     4 Agreement to Furnish Copies of Instruments with respect to Long-Term Debt

     27 Financial Data Schedule (filed in electronic format only)