Form 10-Q
period 1999-03-31
OAKWOOD HOMES CORP
filed 1999-05-17
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


Commission File Number         1-7444

                            OAKWOOD HOMES CORPORATION
                           ---------------------------
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

                                       N/A
                                       ---
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 1999.

       Common Stock, Par Value $.50 Per Share . . . . . . . . . 47,063,892

   PART I.          FINANCIAL INFORMATION

   Item 1.          Financial Statements


                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      For the Quarter Ended March 31, 1999

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                            Three months ended
                                                                March 31,
                                                                ---------
                                                          1999           1998
                                                          ----           ----
 Revenues
      Net sales                                        $ 367,095      $ 250,352
      Financial services revenues
         Consumer finance                                 14,504         20,825
         Special charges                                       -        (16,300)
         Insurance                                        11,949          8,045
                                                      -----------    -----------
                                                          26,453         12,570
      Other income                                         2,800          1,971
                                                      -----------    -----------
            Total revenues                               396,348        264,893
                                                      -----------    -----------

 Costs and expenses
      Cost of sales                                      260,004        170,261
      Selling, general and administrative expenses        93,660         64,964
      Financial services operating expenses
         Consumer finance                                  9,117          5,929
         Insurance                                         7,212          6,488
                                                      -----------    -----------
                                                          16,329         12,417
      Provision for losses on credit sales                 1,311              -
      Interest expense
         Non-financial services                            2,532            678
         Financial services                                6,654          4,238
                                                      -----------    -----------
            Total costs and expenses                     380,490        252,558
                                                      -----------    -----------

 Income before income taxes                               15,858         12,335
 Provision for income taxes                                6,185          4,687
                                                      -----------    -----------

 Net income                                              $ 9,673        $ 7,648
                                                      ===========    ===========

 Earnings per share
         Basic                                             $ .21          $ .17
         Diluted                                           $ .21          $ .16

 Dividends per share                                       $ .01          $ .01

 Weighted average number of
      common shares outstanding
         Basic                                            46,434         46,214
         Diluted                                          47,172         47,803

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                             Six months ended
                                                                 March 31,
                                                                 ---------
                                                           1999           1998
                                                           ----           ----
 Revenues
      Net sales                                         $ 726,909     $ 472,245
      Financial services revenues
         Consumer finance                                  30,410        44,385
         Special charges                                        -       (16,300)
         Insurance                                         23,553        14,964
                                                       -----------   -----------
                                                           53,963        43,049
      Other income                                          4,860         4,262
                                                       -----------   -----------
            Total revenues                                785,732       519,556
                                                       -----------   -----------

 Costs and expenses
      Cost of sales                                       515,185       322,087
      Selling, general and administrative expenses        184,353       123,425
      Financial services operating expenses
         Consumer finance                                  16,685        11,383
         Insurance                                         15,590        12,071
                                                       -----------   -----------
                                                           32,275        23,454
      Provision for losses on credit sales                  1,961             -
      Interest expense
         Non-financial services                             4,829         1,385
         Financial services                                12,486         8,157
                                                       -----------   -----------
            Total costs and expenses                      751,089       478,508
                                                       -----------   -----------

 Income before income taxes                                34,643        41,048
 Provision for income taxes                                13,511        15,598
                                                       -----------   -----------

 Net income                                              $ 21,132      $ 25,450
                                                       ===========   ===========

 Earnings per share
         Basic                                              $ .46         $ .55
         Diluted                                            $ .45         $ .54

 Dividends per share                                        $ .02         $ .02

 Weighted average number of
      common shares outstanding
         Basic                                             46,423        46,132
         Diluted                                           47,055        47,567

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                                March 31,     September 30,
 ASSETS                                                           1999            1998
                                                                  ----            ----

 Cash and cash equivalents                                      $ 22,997          $ 28,971
 Loans and investments                                           603,018           502,583
 Other receivables                                                66,423            58,774
 Inventories
         Manufactured homes                                      363,112           242,867
         Work-in-process, materials and supplies                  48,717            42,068
         Land/homes under development                              9,789             6,417
                                                            -------------     -------------
                                                                 421,618           291,352
 Properties and facilities                                       250,257           237,726
 Deferred income taxes                                            13,640            14,850
 Other assets                                                    146,292           149,120
                                                            -------------     -------------
                                                             $ 1,524,245       $ 1,283,376
                                                            =============     =============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                         $ 286,447         $ 375,023
 Notes and bonds payable                                         363,091            61,875
 Accounts payable and accrued liabilities                        222,720           226,867
 Insurance reserves and unearned premiums                         66,152            57,419
 Other long-term obligations                                      14,171            14,517

 Shareholders' equity
         Common stock, $.50 par value; 100,000,000
            shares authorized; 47,063,000 and 46,660,000
            shares issued and outstanding                         23,532            23,330
         Additional paid-in capital                              172,496           167,592
         Retained earnings                                       380,220           360,025
                                                            -------------     -------------
                                                                 576,248           550,947
         Less:  Unearned compensation                             (4,584)           (3,272)
                                                            -------------     -------------
                                                                 571,664           547,675
                                                            -------------     -------------
                                                             $ 1,524,245       $ 1,283,376
                                                            =============     =============

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                       Six months ended
                                                                            March 31,
                                                                            ---------
                                                                       1999          1998
                                                                       ----          ----
 Operating activities
      Net income                                                     $ 21,132      $ 25,450
      Adjustments to reconcile net income to cash provided (used)
         by operating activities
         Depreciation and amortization                                 21,068         9,391
         Deferred income taxes                                          1,210          (811)
         Provision for losses on credit sales                           1,961             -
         (Gain) loss on sale of loans                                   1,565       (10,971)
         Special charges                                                    -        16,300
         Excess of cash receipts over REMIC residual income
            recognized                                                 12,102         7,245
         Other                                                          4,186         3,262
         Changes in assets and liabilities
            Other receivables                                          (9,335)         (411)
            Inventories                                              (130,266)      (77,017)
            Deferred insurance policy acquisition costs                (1,602)         (717)
            Other assets                                              (11,202)       (1,864)
            Accounts payable and accrued liabilities                   (4,555)        5,313
            Insurance reserves and unearned premiums                    8,733         8,121
            Other long-term obligations                                   (61)          (98)
                                                                    ----------     ---------
                Cash (used) by operations                             (85,064)      (16,807)
            Loans originated                                         (671,594)     (443,567)
            Purchase of loans and securities                         (108,297)       (5,045)
            Sale of loans                                             641,723       459,033
            Principal receipts on loans                                17,652        21,823
                                                                    ----------     ---------
                Cash provided (used) by operating activities         (205,580)       15,437
                                                                    ----------     ---------

 Investing activities
         Acquisition of properties and facilities                     (26,170)      (20,739)
         Investment in and advances to joint venture                   22,150       (10,454)
         Other                                                         (8,470)      (12,852)
                                                                    ----------     ---------
               Cash (used) by investing activities                    (12,490)      (44,045)
                                                                    ----------     ---------





 Financing activities
         Net borrowings (repayments) on short-term credit facilities   (88,576)       29,084
         Issuance of notes and bonds payable                           307,878             -
         Payments on notes and bonds                                    (6,432)      (11,293)
         Cash dividends                                                   (937)         (928)
         Proceeds from exercise of stock options                           163         2,112
                                                                     ----------    ----------
                Cash provided by financing activities                  212,096        18,975
                                                                     ----------    ----------

 Net decrease in cash and cash equivalents                              (5,974)       (9,633)

 Cash and cash equivalents
         Beginning of period                                            28,971        28,717
                                                                     ----------    ----------
         End of period                                                $ 22,997      $ 19,084
                                                                     ==========    ==========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Except for a special charge in the amount of $16.3 million recorded for the three months ended March 31, 1998 relating to the carrying value of retained interests in certain REMIC securitizations, such adjustments include only normal recurring adjustments. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

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

4. The components of loans and investments are as follows:

                                                      March 31,    September 30,
                                                         1999          1998
                                                      ---------    -------------
 (in thousands)

 Loans held for sale                                 $ 457,804      $ 365,126
 Loans held for investment                              58,940         62,669
 Less:  reserve for uncollectible receivables           (3,745)        (1,653)
                                                     ----------     ----------
                Total loans                            512,999        426,142
                                                     ----------     ----------

 Retained interests in REMIC securitizations
      (exclusive of loan servicing assets
       included in other assets)
         Regular interests, at amortized cost which
            approximates fair value                     43,724         22,822
         Residual interests, at amortized cost which
           approximates fair value                      46,295         53,619
                                                     ----------     ----------
                Total retained REMIC interests          90,019         76,441
                                                     ----------     ----------
                                                     $ 603,018      $ 502,583
                                                     ==========     ==========



5. The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                             Three months ended              Six months ended
                                                                 March 31,                      March 31,
                                                                 ----------                     ---------
                                                               1999          1998           1999            1998
                                                               ----          ----           ----            ----
 (in thousands, except per share data)

 Numerator for basic and diluted
      EPS - Net income                                       $ 9,673       $ 7,648        $ 21,132        $ 25,450

 Denominator:
      Weighted average number of
         common shares outstanding                            46,480        46,300          46,474          46,223
      Unearned shares                                            (46)          (86)            (51)            (91)
                                                            ---------     ---------      ----------      ----------
      Denominator for basic EPS                               46,434        46,214          46,423          46,132
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                               738         1,589             632           1,435
                                                            ---------     ---------      ----------      ----------
      Denominator for diluted EPS                             47,172        47,803          47,055          47,567
                                                            =========     =========      ==========      ==========

      Earnings per common share - basic                        $ .21         $ .17           $ .46           $ .55
                                                            =========     =========      ==========      ==========
      Earnings per common share - diluted                      $ .21         $ .16           $ .45           $ .54
                                                            =========     =========      ==========      ==========

     Options to purchase 2,839,486 and 1,642,826 shares of common stock were not included in the computation of diluted EPS for the first and second quarters of fiscal 1999, respectively, because the options' exercise prices were greater than the average market price of the Company's common stock for that period and their inclusion would have been antidilutive.

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

     The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $29 million at March 31, 1999. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $80 million at March 31, 1999. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny Industries, Inc. ("Destiny"), Golden West Homes ("Golden West") and Schult, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $176 million at March 31, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS


Three months ended March 31, 1999 compared to three months ended March 31, 1998

         The following table summarizes certain statistics for the quarters ended March 31, 1999 and 1998 :
                                                          1999          1998
                                                          ----          ----

Retail sales (in millions)                               $  267.7     $  233.9
Other sales (in millions)                                $   99.4     $   16.5
Total sales (in millions)                                $  367.1     $  250.4
Gross profit %                                               29.2%        32.0%
New single-section homes sold - retail                      2,999        3,384
New multi-section homes sold - retail                       2,986        2,363
Used homes sold - retail                                      662          696
New single-section homes sold - wholesale                     688           65
New multi-section homes sold - wholesale                    2,247          451
Average new single-section sales price - retail           $32,000      $30,700
Average new multi-section sales price - retail            $55,500      $52,100
Average new single-section sales price - wholesale        $21,900      $16,400
Average new multi-section sales price - wholesale         $37,300      $32,800
Weighted average retail sales centers
  open during the period                                      373          317


NET SALES

Retail sales dollar volume increased 14%, reflecting a 4% increase in new unit volume, increases of 4% and 7% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes which have higher average selling prices than single-section homes. Average retail sales prices rose due to price increases and a shift in product mix toward higher price points. Multi-section homes accounted for 50% of retail new unit sales compared to 41% in the second quarter of fiscal 1998. The Company believes the multi-section performance reflects the addition of new homes to the Company's product line in response to continuing consumer preference for multi-section homes.

During the second quarter of fiscal 1999, the Company opened or acquired 27 new sales centers compared to 15 sales centers during the second quarter of fiscal 1998. The Company also closed two underperforming sales centers during the quarter ended March 31, 1999. Total new retail sales dollars at sales centers open more than one year increased 3% during the second quarter of fiscal 1999.

Other sales dollar volume, which consists principally of wholesale sales to independent dealers by the Company's Destiny, Golden West and Schult subsidiaries, increased due to wholesale unit volume related to the acquisition of Schult on April 1, 1998 in a transaction accounted for as a purchase. Schult sold 2,285 units, representing $78.5 million of sales, to independent dealers during the quarter ended March 31, 1999. Excluding the effects of the Schult acquisition, wholesale sales dollars increased 27% from the second quarter of fiscal 1998. This increase reflects the Company's efforts to add to its independent retailer network. During the second quarter of fiscal 1999, 75% of Golden West's and Destiny's shipments were to Company-owned sales centers, compared to 78% in the three months ended March 31, 1998; these shipments are not included in the dollar and unit sales in the table above. Schult's higher average price points caused the overall average wholesale selling prices of single-section and multi-section homes to rise 34% and 14%, respectively.

GROSS PROFIT

Gross profit margin decreased to 29.2% in the second quarter of fiscal 1999 from 32.0% in fiscal 1998, reflecting the increased significance of relatively lower margin wholesale sales as a result of the acquisition of Schult. Excluding the effects of the Schult acquisition, gross profit margin increased to 33.1% related to both improved efficiencies at manufacturing plants and higher retail margins. Approximately 97% of new homes sold at retail were produced in Company-owned manufacturing plants in the second quarter of fiscal 1999 compared to 96% in the three months ended March 31, 1998.

FINANCIAL SERVICES REVENUES

Consumer finance revenues for the second quarter of fiscal 1999 increased to $14.5 million from $4.5 million in fiscal 1998. The second quarter of fiscal 1998 includes a special charge of $16.3 million (approximately $10.1 million after tax, or $.21 per share), relating to valuation of certain retained interests in REMICs. Excluding the effects of the prior year quarter special charge, consumer finance revenues for the three months ended March 31, 1999 declined $6.3 million compared to the three months ended March 31, 1998, primarily as a result of a loss on the sale of asset-backed securities of $118,000 compared to a gain in the prior year quarter of $5.0 million (approximately $3.1 million after tax, or $.06 per share) and, to a lesser extent, market value adjustments to the carrying value of residual interests during the second quarter of fiscal 1999. An increase in the spread over treasurys required by institutional purchasers of the Company's asset-backed securities increased the Company's permanent financing costs and reduced the estimated residual cash flow on the current quarter's securitization.

REMIC interests retained by the Company include servicing assets and REMIC residual and regular interests. The Company estimates the fair value of retained REMIC residual interests based, in part, upon default and prepayment assumptions which management believes market participants would use for similar instruments. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company's actual experience is more favorable than that assumed, the Company's yield on its REMIC residual interests will be enhanced. Similarly, if over time the Company's actual experience is less favorable than that assumed, such yield will be reduced or impairment of the residuals may result.

For the quarter ended March 31, 1999, total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 2.43% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.71% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. During the quarter ended March 31,1999 the Company experienced higher rates of repossession and reduced its inventory of repossessed homes from 1,453 units at December 31, 1998 to 964 units at March 31, 1999. During the second quarter of fiscal 1999 the Company sold 2,253 repossessed homes compared to 1,342 in the second quarter of fiscal 1998.

At March 31, 1999 the delinquency rate on Company originated loans, excluding loans originated on behalf of Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, was 3.0%, compared to 3.9% at September 30, 1998 and 3.0% at March 31, 1998.

REMIC residual income decreased from $3.2 million in the quarter ended March 31, 1998 to $1.9 million in second quarter of fiscal 1999, primarily reflecting a decline in the average balance of residual interests.

Interest income earned on loans held for investment and on loans held for sale prior to securitization increased from $7.0 million during the second quarter of fiscal 1998 to $9.0 million in fiscal 1999. The increase reflects higher average outstanding balances of loans held for sale prior to securitization due to increased origination volume offset slightly by lower average interest rates on the loans. The increase also reflects incremental interest income on retained regular REMIC interests from the Company's August and November 1998 securitizations. This increase was partially offset by lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated. Loan servicing fees decreased from $6.9 million during the second quarter of fiscal 1998 to $5.0 million this year. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, as the Company's right to receive servicing fees is subordinate to the holders of regular REMIC interests. Loan servicing fees are reflected net of servicing asset amortization which has increased over the prior year primarily due to the addition of servicing assets from securitizations subsequent to March 31, 1998.

Insurance revenues from the Company's captive reinsurance business increased 49% to $11.9 million for the three months ended March 31, 1999 from $8.0 million for the three months ended March 31, 1998. This increase is primarily due to the increased size of the Company's portfolio, related to an increase in premiums written resulting from retail sales growth and improved penetration, renewal and cancellation rates. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to 25.5% of net sales for the three months ended March 31, 1999 from 25.9% of net sales last year. Higher retail selling expenses were offset by lower selling, general and administrative expenses as a percentage of sales at Schult. Excluding the effects of the Schult acquisition, selling, general and administrative expenses for the second quarter of fiscal 1999 were 28.9% of net sales compared to 25.9% of net sales last year, primarily reflecting higher retail selling expenses.

FINANCIAL SERVICES OPERATING EXPENSES

Consumer finance operating expenses rose 54% during the second quarter of fiscal 1999 due principally to increased headcount and other compensation cost increases, as well as increased servicing costs associated with higher repossession volume. In the second quarter, the average number of loans serviced increased 18% and total credit application volume increased 37% over last year. Insurance operating costs increased 11% during the second quarter of fiscal 1999 principally due to higher claims costs associated with the increased size of the business.

PROVISION FOR LOSSES

The provision for losses increased $1.3 million largely related to the increased repossession activity during the quarter and the high balance of loans carried on the Company's balance sheet prior to securitization.

INTEREST EXPENSE

Non-financial services interest expense rose from $678,000 for the second quarter of fiscal 1998 to $2.5 million in 1999, due principally to interest costs related to the financing of the Schult acquisition.

Financial services interest expense includes interest expense associated with long-term debt secured by loans, interest expense associated with all short-term line of credit borrowings, and interest expense on $200 million of the $300 million senior notes issued in a debt offering in March 1999 as discussed in the Liquidity and Capital Resources section. Financial services interest expense increased 57% for the second quarter of fiscal 1999 which reflects the higher level of borrowings required to support the higher level of loans not yet securitized and the higher interest rate on the fixed rate debt. This increase was partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES

The Company's effective income tax rate was 39.0% for the second quarter of fiscal 1999 compared to 38.0% in fiscal 1998 due to higher state income taxes arising from the Schult acquisition.

Six months ended March 31, 1999 compared to six months ended March 31, 1998

         The following table summarizes certain statistics for the six months ended March 31, 1999 and 1998 :

                                                      1999          1998
                                                      ----          ----

Retail sales (in millions)                           $  509.3     $  435.5
Other sales (in millions)                            $  217.6     $   36.7
Total sales (in millions)                            $  726.9     $  472.2
Gross profit %                                           29.1%        31.8%
New single-section homes sold - retail                  4,895        5,520
New multi-section homes sold - retail                   6,059        4,958
Used homes sold - retail                                1,255        1,245
New single-section homes sold - wholesale               1,420          140
New multi-section homes sold - wholesale                4,855          969
Average new single-section sales price - retail       $32,400      $30,500
Average new multi-section sales price - retail        $55,900      $51,600
Average new single-section sales price - wholesale    $21,800      $16,600
Average new multi-section sales price - wholesale     $38,200      $34,300
Weighted average retail sales centers
  open during the period                                  368          312

NET SALES

Retail sales dollar volume increased 17%, reflecting a 5% increase in new unit volume, increases of 6% and 8% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes which have higher average selling prices than single-section homes. Average retail sales prices rose due to price increases and a shift in product mix toward higher price points. Multi-section homes accounted for 55% of retail new unit sales compared to 47% in the six months ended March 31, 1998. The Company believes the multi-section performance reflects the addition of new homes to the Company's product line in response to continuing consumer preference for multi-section homes.

During the first six months of fiscal 1999, the Company opened or acquired 31 new sales centers compared to 26 sales centers during the six months ended March 31, 1998. The Company also closed three underperforming sales centers during the six months ended March 31, 1999 compared to two during the six months ended March 31, 1998. Total new retail sales dollars at sales centers open more than one year increased 3% during the six months ended March 31, 1999.

Other sales dollar volume increased due to wholesale unit volume related to the acquisition of Schult. Schult sold 5,028 units, representing $176.1 million of sales, to independent dealers during the six months ended March 31, 1999. Excluding the effects of the Schult acquisition, wholesale sales dollars increased 13% from the six months ended March 31, 1998. This increase is primarily due to a 12% increase in units sold to independent dealers. During the first six months of fiscal 1999, 76% of Golden West's and Destiny's shipments were to Company-owned sales centers, compared to 75% in the six months ended March 31, 1998; these shipments are not included in the dollar and unit sales in the table above. Schult's higher average price points caused the overall average wholesale selling prices of single-section and multi-section homes to rise 31% and 11%, respectively.

GROSS PROFIT

Gross profit margin decreased to 29.1% in the six months ended March 31, 1999 from 31.8% in fiscal 1998, reflecting the increased significance of relatively lower margin wholesale sales as a result of the acquisition of Schult. Excluding the effect of the Schult acquisition, gross profit margin increased to 33.2% due to both improved efficiencies at manufacturing and higher retail margins. Approximately 97% of new homes sold at retail were produced in Company-owned manufacturing plants in the six months ended March 31, 1999 compared to 95% in the six months ended March 31, 1998.

FINANCIAL SERVICES REVENUES

Consumer finance revenues for the six months ended March 31, 1999 increased to $30.4 million from $28.1 million in fiscal 1998. The second quarter of fiscal 1998 includes a special charge of $16.3 million (approximately $10.1 million after tax, or $.21 per share), relating to valuation of certain retained interests in REMICs. Excluding the effects of the prior year second quarter special charge, consumer finance revenues for the six months ended March 31, 1999 declined $14.0 million primarily as a result of losses on the sale of asset-backed securities of $1.6 million (approximately $955,000 after tax, or $.02 per share) compared to a gains in the prior year of $11.0 million (approximately $6.8 million after tax, or $.14 per share) and, to a lesser extent, market value adjustments to the carrying value of residual interests in fiscal 1999. An increase in the spread over treasurys required by institutional purchasers of the Company's asset-backed securities increased the Company's permanent financing costs and reduced the estimated residual cash flow on the current year's securitizations.

For the six months ended March 31, 1999, total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 2.02% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.48% one year ago.

REMIC residual income decreased from $6.3 million in the six months ended March 31, 1998 to $3.8 million in first six months of fiscal 1999, primarily reflecting a decline in the average balance of residual interests.

Interest income earned on loans held for investment and on loans held for sale prior to securitization increased from $14.2 million during the first six months of fiscal 1998 to $19.7 million in fiscal 1999. The increase reflects higher average outstanding balances of loans held for sale prior to securitization due to increased origination volume offset slightly by lower average interest rates on the loans. The increase also reflects incremental interest income on retained regular REMIC interests from the Company's August and November 1998 securitizations. This increase was partially offset by lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated. Loan servicing fees decreased from $13.4 million during the six months ended March 31, 1998 to $11.4 million this year. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, as the Company's right to receive servicing fees is subordinate to the holders of regular REMIC interests. Loan servicing fees are reflected net of servicing asset amortization which has increased over the prior year primarily due to the addition of servicing assets from securitizations subsequent to March 31, 1998.

Insurance revenues from the Company's captive reinsurance business increased 57% to $23.6 million for the six months ended March 31, 1999 from $15.0 million for the six months ended March 31, 1998. This increase is primarily due to the increased size of the portfolio, relating to an increase in premiums written resulting from retail sales growth and improved penetration, renewal and cancellation rates.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased to 25.4% of net sales for the six months ended March 31, 1999 from 26.1% of net sales last year. Higher retail selling expenses were offset by lower selling, general and administrative expenses as a percentage of sales at Schult. Excluding the effects of the Schult acquisition, selling, general and administrative expenses for the first six months of fiscal 1999 were 29.2% of net sales compared to 26.1% of net sales last year, primarily reflecting higher retail selling expenses caused by compensation plan changes implemented in the second quarter of fiscal 1998 and an increase in commissions paid for sales of repossessed homes.

FINANCIAL SERVICES OPERATING EXPENSES

Consumer finance operating expenses rose 47% during the six months ended March 31, 1999 due principally to increased headcount and other compensation cost increases. In the first six months of fiscal 1999, the average number of loans serviced increased 19% and total credit application volume increased 42% over last year. Insurance operating costs increased 29% during the six months ended March 31, 1999 principally due to higher claims costs associated with the increased size of the business.

PROVISION FOR LOSSES

The provision for losses increased $2.0 million largely related to the increase in repossession activity during the first six months of fiscal 1999 and the high balance of loans carried on the Company's balance sheet prior to securitization.

INTEREST EXPENSE

Non-financial services interest expense rose from $1.4 million for the six months ended March 31, 1998 to $4.8 million in 1999, due principally to interest costs related to the financing of the Schult acquisition.

Financial services interest expense includes interest expense associated with long-term debt secured by loans, interest expense associated with all short-term line of credit borrowings, and interest expense on $200 million of the $300 million senior notes issued in a debt offering in

March 1999 as discussed in the Liquidity and Capital Resources section. Financial services interest expense increased 53% for the first six months of fiscal 1999 primarily due to a higher average overall interest rate due to the fixed rate term debt and higher average borrowings This increase was partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES

The Company's effective income tax rate was 39.0% for the six months ended March 31, 1999 compared to 38.0% in fiscal 1998 due to higher state income taxes arising from the Schult acquisition.


YEAR 2000 ISSUES

During 1997 the Company formed an ongoing project team to address the Year 2000 issue. The Year 2000 issue relates to the way computer hardware and software process calendar dates. With the turn of the century at midnight, January 1, 2000, it is possible that some systems may interpret a year stored as '00 as 1900 instead of 2000. Calculations involving these dates would then be adversely affected.

The Company's Year 2000 conversion project has several phases, including assessment of the hardware and software affected by the Year 2000 issue; identification of critical suppliers and assessment of their state of readiness; conversion of existing processes, hardware and software as required; testing of modified, existing and new processes; implementation of Year 2000 compliant systems; and development and implementation of contingency and business continuation plans as considered necessary. The Company is also conducting ongoing awareness campaigns with employees and key vendors.

Assessment of hardware and software has been conducted with internal resources that researched all of the Company's internal systems and hardware platforms. As a result of the assessment effort, a plan was developed to convert and test all hardware and software deemed to be non-compliant. Based upon the status of remediation undertaken to date, the Company believes that substantially all significant internal system issues associated with Year 2000 compliance have been resolved. The Company intends to continue testing throughout the year as well as resolving any remaining system issues.

Separately all of the Company's significant external suppliers and business partners were included in the project to determine their state of readiness for the Year 2000 issue. General surveys were sent to all significant external suppliers and business partners upon which the Company relies for services. The intention of these surveys was to assess the organization's overall readiness. Additionally, specific inquiry letters were sent to external suppliers and business partners upon which the Company relies for a specific product.

Recently the Company has begun to focus attention to mission critical suppliers. The Company believes that its most likely worst case scenario would result from an external supplier's inability to provide raw materials for use in the Company's manufacturing processes. In order to alleviate the worst case scenario, the Company is exploring plans to stockpile raw materials inventory. In addition, the Company is planning on stockpiling finished goods inventory and evaluating a modified holiday vacation schedule around the first of the year.

The other mission critical suppliers upon which the Company is dependent supply services including insurance and loan servicing. No contingency plans have been developed at this point in time should these suppliers prove to be non-compliant. However, the Company is working with these organizations in order to obtain further assurances regarding their compliance.

The costs incurred by the Company for the assessment and conversion of systems related to Year 2000 readiness, which have been charged to expense, have not been material. Recently the Company has begun to incur additional costs for independent review and testing of compliance. The Company has acquired and is in the process of developing computing platforms specifically for allowing a qualified third party review of all internal systems. While the costs associated with this effort are not expected to be material, they do represent a commitment on the part of the executive management team to ensure the Company's position related to the Year 2000 issue. While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur, there can be no assurance that interruption will not occur.


LIQUIDITY AND CAPITAL RESOURCES

The increase in inventories since September 30, 1998 reflects primarily the manufacture of inventory in preparation for the summer selling season, the increase in the number of retail sales centers since September 30, 1998, and an increase in the percentage of inventories represented by multi-section homes, which have higher average unit costs than single-section homes.

The increase in loans and investments since September 30, 1998 principally reflects an increase in loans held for sale from $365 million at September 30, 1998 to $458 million at March 31, 1999. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. In addition, during the quarter ended December 31, 1998 the Company purchased, at par, from a financial institution loans having an aggregate principal balance of approximately $7 million. Such purchase was financed by a term loan from the financial institution.

Retail financing of sales of the Company's products is an integral part of the Company's vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by securitizing such loans, primarily using REMICs. Since 1994, the Company generally has sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly has not been required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market.

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

At March 31, 1999 the Company owned subordinated asset-backed securities having a principal balance of approximately $39 million associated with the Company's August and November 1998 securitizations. Such securities are regular REMIC interests and are included in the related caption in the table appearing in Note
4. During April 1999 the Company sold its interest from the November 1998 securitization which had a principal balance of approximately $26 million. The Company intends to sell the remaining security from the August 1998 securitization if an offer acceptable to the Company can be obtained.

On May 13, 1999 the Company securitized approximately $255 million of loans, and sold all the securities created in such transaction, except for the residual interest which has been retained by the Company consistent with past practice.

In recent years, the Company has financed internal growth of its retail and manufacturing business principally using internally generated funds and short-term lines of credit. On March 2, 1999, the Company closed a $300 million debt offering comprised of $175 million of senior notes at 8.125% due on March 1, 2009 and $125 million of senior notes at 7.875% due on March 1, 2004. The proceeds of this offering were used to pay outstanding indebtedness, including $100 million borrowed from a commercial bank to finance the Schult acquisition.

The Company has several credit facilities in place to provide for its short-term liquidity needs. The Company has a $325 million credit facility with a conduit commercial paper issuer to provide warehouse financing for loans prior to securitization. The Company also has a $175 million revolving credit facility with a group of banks which is available to fund additional working capital needs, a $20 million cash management line of credit and $10 million of uncommitted lines of credit.

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

Item 4.             Submission of Matters to a Vote of Security Holders

              Information required by this item was provided in the Form 10-Q filed for the quarter ended December 31, 1998.


   Item 6.        Exhibits and Reports on Form 8-K

                   a) Exhibits

                      (1.1)    Underwriting Agreement dated as of February 25, 1999 by and among Oakwood
                               Homes Corporation, NationsBanc Montgomery Securities LLC, First Union Capital
                               Markets Corp. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated

                      (1.2)    Terms Agreement dated as of February 25, 1999 by and among Oakwood Homes
                               Corporation, NationsBanc Montgomery Securities LLC, First Union Capital
                               Markets Corp. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated

                      (4.1)    Indenture dated as of March 2, 1999 between Oakwood Homes Corporation and The
                               First National Bank of Chicago, as Trustee

                      (4.2)    First Supplemental Indenture dated as of March 2, 1999 between Oakwood Homes
                               Corporation and The First National Bank of Chicago, as Trustee

                      (4.3)    Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                      (27)     Financial Data Schedule

                   b)      Reports on Form 8-K

                           On April 9, 1999 the Company filed a report on Form 8-K in which the Company announced the issuance of a press release concerning its anticipated results of operations for the quarter ended March 31, 1999.

                                 Items 2, 3 and 5 are inapplicable and are
omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  May 17, 1999


                                                 OAKWOOD HOMES CORPORATION




                                                 BY:  s/  Robert A. Smith
                                                      ------------------------
                                                      Robert A. Smith
                                                      Executive Vice President
                                                      (Chief Financial Officer)
                                                      (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                                  Commission File Number
   March 31, 1999                                                1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                            Exhibit Description
   -----------                            -------------------

        1.1                 Underwriting Agreement dated as of February 25, 1999 by and among Oakwood
                            Homes Corporation, NationsBanc Montgomery Securities LLC, First Union
                            Capital Markets Corp. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated

        1.2                 Terms Agreement dated as of February 25, 1999 by and among Oakwood Homes
                            Corporation, NationsBanc Montgomery Securities LLC, First Union Capital
                            Markets Corp. and Merrill Lynch, Pierce, Fenner & Smith, Incorporated

        4.1                 Indenture dated as of March 2, 1999 between Oakwood Homes Corporation and
                            The First National Bank of Chicago, as Trustee

        4.2                 First Supplemental Indenture dated as of March 2, 1999 between Oakwood Homes
                            Corporation and The First National Bank of Chicago, as Trustee

        4.3                 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

         27                 Financial Data Schedule