Form 10-Q
period 1999-06-30
OAKWOOD HOMES CORP
filed 1999-08-16
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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


            7800 McCloud Road, Greensboro, North Carolina 27409-9634
                    Address of principal executive offices)

          Post Office Box 27081, Greensboro, North Carolina 27425-7081
                (Mailing address of principal executive offices)

                                 (336) 664-2400
              (Registrant's telephone number, including area code)

                                       N/A

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 1999.

       Common Stock, Par Value $.50 Per Share . . . . . . . . . 47,126,140

   PART I.          FINANCIAL INFORMATION

   Item 1.          Financial Statements


                          QUARTERLY REPORT ON FORM 10-Q

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                       For the Quarter Ended June 30, 1999


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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                                                    Three months ended
                                                                                         June 30,
                                                                                   1999              1998
                                                                                   ----              ----
 Revenues
      Net sales                                                                  $ 404,346         $ 440,129
      Financial services revenues
         Consumer finance                                                           17,746            23,772
         Special charges                                                                 -           (35,000)
         Insurance                                                                  13,676             8,550
                                                                             --------------     -------------
                                                                                    31,422            (2,678)
      Other income                                                                   5,505             3,060
                                                                             --------------     -------------
            Total revenues                                                         441,273           440,511
                                                                             --------------     -------------

 Costs and expenses
      Cost of sales                                                                287,806           305,470
      Selling, general and administrative expenses                                 110,601           105,839
      Financial services operating expenses
         Consumer finance                                                            8,829             6,153
         Insurance                                                                   8,495             7,009
                                                                             --------------     -------------
                                                                                    17,324            13,162
      Provision for losses on credit sales                                             400               390
      Interest expense
         Non-financial services                                                      2,859             2,336
         Financial services                                                          9,407             5,164
                                                                             --------------     -------------
            Total costs and expenses                                               428,397           432,361
                                                                             --------------     -------------

 Income before income taxes                                                         12,876             8,150
 Provision for income taxes                                                          5,022             3,191
                                                                             --------------     -------------

 Net income                                                                        $ 7,854           $ 4,959
                                                                             ==============     =============

 Earnings per share
         Basic                                                                       $ .17             $ .11
         Diluted                                                                     $ .17             $ .10

 Dividends per share                                                                 $ .01             $ .01

 Weighted average number of
      common shares outstanding
         Basic                                                                      46,473            46,311
         Diluted                                                                    47,168            47,525

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                      (in thousands except per share data)

                                                                             Nine months ended
                                                                                  June 30,
                                                                            1999             1998
                                                                            ----             ----
 Revenues
      Net sales                                                         $ 1,131,255        $ 912,374
      Financial services revenues
         Consumer finance                                                    48,156           68,157
         Special charges                                                          -          (51,300)
         Insurance                                                           37,229           23,514
                                                                       -------------     ------------
                                                                             85,385           40,371
      Other income                                                           10,365            7,322
                                                                       -------------     ------------
            Total revenues                                                1,227,005          960,067
                                                                       -------------     ------------

 Costs and expenses
      Cost of sales                                                         802,991          627,557
      Selling, general and administrative expenses                          294,954          229,264
      Financial services operating expenses
         Consumer finance                                                    25,514           17,536
         Insurance                                                           24,085           19,080
                                                                       -------------     ------------
                                                                             49,599           36,616
      Provision for losses on credit sales                                    2,361              390
      Interest expense
         Non-financial services                                               7,688            3,721
         Financial services                                                  21,893           13,321
                                                                       -------------     ------------
            Total costs and expenses                                      1,179,486          910,869
                                                                       -------------     ------------

 Income before income taxes                                                  47,519           49,198
 Provision for income taxes                                                  18,533           18,789
                                                                       -------------     ------------

 Net income                                                                $ 28,986         $ 30,409
                                                                       =============     ============

 Earnings per share
         Basic                                                                $ .62            $ .66
         Diluted                                                              $ .62            $ .64

 Dividends per share                                                          $ .03            $ .03

 Weighted average number of
      common shares outstanding
         Basic                                                               46,439           46,192
         Diluted                                                             47,093           47,553

See accompanying notes to the consolidated financial statements.

                                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                (in thousands except share and per share data)

                                                                               June 30,       September 30,
 ASSETS                                                                          1999              1998
                                                                                 ----              ----

 Cash and cash equivalents                                                      $ 34,093           $ 28,971
 Loans and investments                                                           395,658            502,583
 Other receivables                                                                75,613             58,774
 Inventories
         Manufactured homes                                                      401,384            242,867
         Work-in-process, materials and supplies                                  49,560             42,068
         Land/homes under development                                             13,645              6,417
                                                                           --------------     --------------
                                                                                 464,589            291,352
 Properties and facilities                                                       251,443            237,726
 Deferred income taxes                                                            17,155             14,850
 Other assets                                                                    154,268            149,120
                                                                           --------------     --------------
                                                                             $ 1,392,819        $ 1,283,376
                                                                           ==============     ==============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                                         $ 128,601          $ 375,023
 Notes and bonds payable                                                         355,799             61,875
 Accounts payable and accrued liabilities                                        233,806            226,867
 Insurance reserves and unearned premiums                                         72,818             57,419
 Other long-term obligations                                                      21,567             14,517

 Shareholders' equity
         Common stock, $.50 par value; 100,000,000
            shares authorized; 47,126,000 and 46,660,000
            shares issued and outstanding                                         23,563             23,330
         Additional paid-in capital                                              172,702            167,592
         Retained earnings                                                       387,603            360,025
                                                                           --------------     --------------
                                                                                 583,868            550,947
         Less:  Unearned compensation                                             (3,640)            (3,272)
                                                                           --------------     --------------
                                                                                 580,228            547,675
                                                                           --------------     --------------
                                                                             $ 1,392,819        $ 1,283,376
                                                                           ==============     ==============

See accompanying notes to the consolidated financial statements.


                                                     OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                   (in thousands)
                                                                                           Nine months ended
                                                                                               June 30,
                                                                                         1999            1998
 Operating activities
      Net income                                                                        $ 28,986        $ 30,409
      Adjustments to reconcile net income to cash provided (used)
         by operating activities
         Depreciation and amortization                                                    33,474          17,274
         Deferred income taxes                                                            (2,305)         (2,263)
         Provision for losses on credit sales                                              2,361             390
         (Gain) loss on sale of loans                                                      3,153         (18,630)
         Special charges                                                                       -          51,300
         Excess of cash receipts over REMIC residual income
            recognized                                                                    19,992          13,121
         Other                                                                             8,100           4,343
         Changes in assets and liabilities, net of effect of
            business acquisition
            Other receivables                                                            (31,091)             38
            Inventories                                                                 (173,237)        (84,034)
            Deferred insurance policy acquisition costs                                   (2,763)         (2,304)
            Other assets                                                                 (18,346)         (1,171)
            Accounts payable and accrued liabilities                                       6,550           5,800
            Insurance reserves and unearned premiums                                      15,399          15,316
            Other long-term obligations                                                       24           2,989
                                                                                    -------------     -----------
                Cash provided (used) by operations                                      (109,703)         32,578
            Loans originated                                                          (1,036,455)       (793,651)
            Purchase of loans and securities                                            (108,297)              -
            Sale of loans                                                              1,205,435         765,726
            Principal receipts on loans                                                   27,577          34,913
                                                                                    -------------     -----------
                Cash provided (used) by operating activities                             (21,443)         39,566
                                                                                    -------------     -----------

 Investing activities
         Business acquisition                                                                  -        (101,829)
         Acquisition of properties and facilities                                        (34,491)        (39,436)
         Investment in and advances to joint venture                                      22,150         (11,409)
         Purchase of securities                                                                -          (5,045)
         Other                                                                            (7,885)         (3,131)
                                                                                    -------------     -----------
               Cash (used) by investing activities                                       (20,226)       (160,850)
                                                                                    -------------     -----------



 Financing activities
         Net borrowings (repayments) on short-term credit facilities                  (246,422)          29,861
         Proceeds from borrowings related to business acquisition                            -          100,000
         Issuance of notes and bonds payable                                           307,878            4,472
         Payments on notes and bonds                                                   (13,635)         (17,105)
         Cash dividends                                                                 (1,408)          (1,393)
         Proceeds from exercise of stock options                                           378            2,226
                                                                                     ----------      -----------
                Cash provided by financing activities                                   46,791          118,061
                                                                                     ----------      -----------

 Net increase (decrease) in cash and cash equivalents                                    5,122           (3,223)

 Cash and cash equivalents
         Beginning of period                                                            28,971           28,717
                                                                                     ==========      ===========
         End of period                                                                $ 34,093         $ 25,494
                                                                                     ==========      ===========





See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1. The consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Except for special charges in the amount of $35.0 million recorded for the three months ended June 30, 1998 and $51.3 million for the nine months ended June 30, 1998, relating to the carrying value of retained interests in certain REMIC securitizations and the Company's exit from Deutsche Financial Capital, the Company's former consumer finance joint venture, such adjustments include only normal recurring adjustments. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.


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

4. The components of loans and investments are as follows:

                                                               June 30,         September 30,
                                                                 1999                1998
 (in thousands)

 Loans held for sale                                            $ 253,231         $ 365,126
 Loans held for investment                                         53,661            62,669
 Less:  reserve for uncollectible receivables                      (4,132)           (1,653)
                                                              ------------     -------------
                Total loans                                       302,760           426,142
                                                              ------------     -------------

 Retained interests in REMIC securitizations
      (exclusive of loan servicing assets
       included in other assets)
         Regular interests, at amortized cost which
            approximates fair value                                48,282            22,822
         Residual interests, at amortized cost which
           approximates fair value                                 44,616            53,619
                                                              ------------     -------------
                Total retained REMIC interests                     92,898            76,441
                                                              ------------     -------------
                                                                $ 395,658         $ 502,583
                                                              ============     =============


5. The following table sets forth the computation of basic and diluted earnings per share ("EPS"):


                                                           Three months ended              Nine months ended
                                                                June 30,                       June 30,
                                                                ---------                      --------
                                                       1999             1998            1999             1998
                                                       ----             ----            ----             ----
 (in thousands, except per share data)
 Numerator for basic and diluted

      EPS - Net income                                $ 7,854           $ 4,959          $ 28,986        $ 30,409

 Denominator:
      Weighted average number of
         common shares outstanding                     46,509            46,387            46,485          46,278
      Unearned shares                                     (36)              (76)              (46)            (86)
                                                  ------------      ------------       -----------      ----------
      Denominator for basic EPS                        46,473            46,311            46,439          46,192
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                        695             1,214               654           1,361
                                                  ------------      ------------       -----------      ----------
      Denominator for diluted EPS                      47,168            47,525            47,093          47,553
                                                  ============      ============       ===========      ==========

      Earnings per common share - basic                 $ .17             $ .11             $ .62           $ .66
                                                  ============      ============       ===========      ==========
      Earnings per common share - diluted               $ .17             $ .10             $ .62           $ .64
                                                  ============      ============       ===========      ==========

     Options to purchase 2,839,486, 1,642,826 and 2,812,412 shares of common stock were not included in the computation of diluted EPS for the first, second and third quarters of fiscal 1999, respectively, because the options' exercise prices were greater than the average market price of the Company's common stock for that period and their inclusion would have been antidilutive.

6. In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999, a consolidated amended complaint was filed. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period. The Company intends to defend such lawsuit vigorously.

     The Company is also subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. Management believes that these actions, when ultimately concluded and determined, should not have a material effect on the results of operations or financial condition of the Company.

     The Company is contingently liable as guarantor on installment sale contracts sold to third parties on a full or limited recourse basis. The amount of this contingent liability was approximately $26 million at June 30, 1999. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $123 million at June 30, 1999. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of homes produced by Destiny Industries, Inc. ("Destiny"), Golden West Homes ("Golden West") and Schult, manufacturing subsidiaries of the Company doing business with independent dealers. The Company estimates that its potential obligation under repurchase agreements approximated $204 million at June 30, 1999.

7. Subsequent to June 30, 1999 the Company announced plans to reduce production schedules and operating costs. Certain manufacturing facilities have been closed, production levels at other plants have been lowered and other staff costs reduced. The Company has also reduced employee staff levels in areas outside manufacturing. These cost reductions are ongoing. The Company currently is analyzing the effect of these actions and will record a related charge to earnings in the fourth quarter of fiscal 1999. The amount of the charge cannot be reasonably estimated at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              RESULTS OF OPERATIONS



Three months ended June 30, 1999 compared to three months ended June 30, 1998

         The following table summarizes certain statistics for the quarters ended June 30, 1999 and 1998 :

                                                                                      1999              1998

Retail sales (in millions)                                                           $  289.4         $  327.1
Wholesale sales (in millions)                                                        $  114.9         $  113.0
Total sales (in millions)                                                            $  404.3         $  440.1
Gross profit %                                                                           28.8%            30.6%
New single-section homes sold - retail                                                  2,526            3,444
New multi-section homes sold - retail                                                   3,658            3,932
Used homes sold - retail                                                                  486              516
New single-section homes sold - wholesale                                                 858              778
New multi-section homes sold - wholesale                                                2,549            2,545
Average new single-section sales price - retail                                       $32,600          $31,900
Average new multi-section sales price - retail                                        $56,000          $54,000
Average new single-section sales price - wholesale                                    $21,700          $21,200
Average new multi-section sales price - wholesale                                     $37,300          $37,600
Weighted average retail sales centers
  open during the period                                                                  392              332



NET SALES


The Company's sales volume was adversely affected by competitive industry conditions. Retail sales dollar volume decreased 12%, reflecting a 16% decrease in new unit volume partially offset by increases of 2% and 4% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices rose due to price increases and a shift in product mix toward higher price points. Multi-section homes accounted for 59% of retail new unit sales, compared to 53% in the third quarter of fiscal 1998.

During the third quarter of fiscal 1999, the Company opened or acquired 15 new sales centers, compared to 16 sales centers during the third quarter of fiscal 1998. The Company also closed two underperforming sales centers during the quarter ended June 30, 1999, compared to one during the third quarter of fiscal 1998. Total new retail sales dollars at sales centers open more than one year decreased 22% during the third quarter of fiscal 1999.

Wholesale sales dollar volume, which consists of sales to independent dealers, was $115 million compared to $113 million in the third quarter of fiscal 1998.

GROSS PROFIT


Gross profit margin decreased to 28.8% in the third quarter of fiscal 1999 from 30.6% in fiscal 1998, as a result of wholesale sales, which have lower margins than retail sales, representing a higher percentage of total sales during the current quarter than fiscal 1998, as well as more aggressive pricing of the Company's homes during the last month of the quarter. Approximately 97% of new homes sold at retail were produced in Company-owned manufacturing plants in the third quarter of fiscal 1999 and 1998.

FINANCIAL SERVICES REVENUES


The third quarter of fiscal 1998 includes special charges of $35 million (approximately $21.7 million after tax, or $.46 per share), relating to valuation adjustments of certain retained interests in REMIC securitizations and the Company's exit from Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture. The Company recorded a valuation adjustment of $3.1 million relating to the carrying value of residual interests in the third quarter of fiscal 1999. Excluding the effects of these charges, consumer finance revenues for the three months ended June 30, 1999 declined $2.9 million compared to the three months ended June 30, 1998.

REMIC interests retained by the Company include servicing assets and REMIC residual and regular interests. The Company estimates the fair value of retained REMIC residual interests based, in part, upon default and prepayment assumptions which management believes market participants would use for similar instruments. The actual rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC residual interests and the fair value of such interests in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company's actual experience is more favorable than that assumed, the Company's yield on its REMIC residual interests will be enhanced. Similarly, if over time the Company's actual experience is less favorable than that assumed, such yield will be reduced or, if the indicated yield falls below the risk free rate, impairment of the residuals will occur which will cause an immediate charge to earnings.

For the quarter ended June 30, 1999, total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.40% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.58% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. During the third quarter of fiscal 1999 the Company sold 1,242 repossessed homes compared to 1,081 in the third quarter of fiscal 1998. The Company's inventory of repossessed homes increased from 964 units at March 31, 1999 to 1,474 at June 30, 1999.

At June 30, 1999 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, the Company's former consumer finance joint venture, was 3.6%, compared to 3.9% at September 30, 1998 and 4.1% at June 30, 1998.

Financial services revenues include a loss on the sale of asset-backed securities of $1.6 million (approximately $1.0 million after tax, or $.02 per share) in the 1999 quarter, compared to a gain in the 1998 quarter of $7.7 million (approximately $4.7 million after tax, or $.10 per share). The substantial decline in securitization gains reflects principally a significant decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects lower loan yields resulting from both a shift in product mix toward multi-section loans which generally carry lower coupons than single-section loans and from generally lower interest rates prevailing in the marketplace when the loans were originated. The decline in spread also reflects higher securitization funding costs resulting from an increase in the spread over treasurys required by institutional purchasers of the Company's asset-backed securities, and a rise in treasury yields during the June 1999 quarter. Rising treasury yields and widening spreads over treasurys have continued subsequent to June 30 and are expected to adversely affect the Company's financial services revenues in the fourth quarter.

REMIC residual income decreased from $2.2 million in the quarter ended June 30, 1998 to $1.8 million in third quarter of fiscal 1999, primarily reflecting a decline in the average balance of residual interests.

Interest income earned on loans held for investment and on loans held for sale prior to securitization increased from $8.0 million during the third quarter of fiscal 1998 to $12.8 million in fiscal 1999. The increase reflects higher average outstanding balances of loans held for sale prior to securitization due to increased origination volume as well as the timing of securitizations, offset slightly by lower average interest rates on the loans. The increase also reflects incremental interest income on retained regular REMIC interests from the Company's August and November 1998 securitizations. During April 1999 the Company sold its interest from the November 1998 securitization. This increase was partially offset by lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated.

Loan servicing fees increased from $6.7 million during the third quarter of fiscal 1998 to $7.3 million this year. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests, and projected future shortfalls are reflected in amortization of servicing assets.

Insurance revenues from the Company's captive reinsurance business increased 60% to $13.7 million for the three months ended June 30, 1999 from $8.6 million for the three months ended June 30, 1998. This increase is primarily due to the increased size of the Company's portfolio.

OTHER INCOME

Other income for the third quarter of fiscal 1999 increased to $5.5 million from $3.1 million in fiscal 1998. During the third quarter of fiscal 1999 the Company settled an insurance claim relating to homes at a manufacturing facility which were damaged by a hail storm. The net gain of $1.1 million resulting from this settlement is included in other income. During the third quarter of fiscal 1999 the Company also sold two airplanes at a gain of $1.4 million.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses increased to 27.4% of net sales for the three months ended June 30, 1999 from 24.0% of net sales last year primarily as a result of a lower sales base over which to spread the Company's fixed distribution costs.

FINANCIAL SERVICES OPERATING EXPENSES


Consumer finance operating expenses rose $2.7 million during the third quarter of fiscal 1999 due principally to increased headcount and other compensation cost increases as well as other expenses associated with the growth in the servicing portfolio. In the third quarter, the average number of loans serviced increased 14% over the same period last year. Insurance operating costs increased 21% during the third quarter of fiscal 1999 principally due to higher claims costs associated with the increased size of the business. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

INTEREST EXPENSE


Non-financial services interest expense rose from $2.3 million for the third quarter of fiscal 1998 to $2.9 million in 1999, due principally to higher interest expense associated with the $100 million of debt incurred in connection with the Schult acquisition, which was refinanced in March 1999 using a portion of the proceeds of the Company's $300 million senior note offering.

Financial services interest expense includes interest expense associated with long-term debt secured by loans, interest expense associated with all short-term line of credit borrowings, and interest expense on $200 million of the $300 million senior notes issued in March 1999. Financial services interest expense increased 82% for the third quarter of fiscal 1999 which primarily reflects the interests costs related to the $200 million of senior notes. Interest costs on short-term line of credit borrowings also increased due to an increase in the average balances outstanding offset by slightly lower interest rates. These increases were partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES


The Company's effective income tax rate was 39.0% for the third quarter of fiscal 1999 compared to 39.2% in fiscal 1998.

Nine months ended June 30, 1999 compared to nine months ended June 30, 1998

         The following table summarizes certain statistics for the nine months ended June 30, 1999 and 1998 :


                                                                                      1999              1998
                                                                                      ----              ----


Retail sales (in millions)                                                         $    798.7       $    762.6
Wholesale sales (in millions)                                                      $    332.6       $    149.8
Total sales (in millions)                                                          $  1,131.3       $    912.4
Gross profit % - integrated operations                                                   29.0%            31.2%
New single-section homes sold - retail                                                  7,421            8,964
New multi-section homes sold - retail                                                   9,717            8,890
Used homes sold - retail                                                                1,741            1,761
New single-section homes sold - wholesale                                               2,278              918
New multi-section homes sold - wholesale                                                7,403            3,514
Average new single-section sales price - retail                                       $32,500          $31,000
Average new multi-section sales price - retail                                        $55,900          $52,700
Average new single-section sales price - wholesale                                    $21,700          $20,500
Average new multi-section sales price - wholesale                                     $37,900          $36,700
Weighted average retail sales centers
  open during the period                                                                  376              320


NET SALES


Retail sales dollar volume increased 5%, reflecting increases of 5% and 6% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes, offset by a 4% decrease in new unit volume. Average retail sales prices rose due to price increases and a shift in product mix toward higher price points. Multi-section homes accounted for 57% of retail new unit sales, compared to 50% in the nine months ended June 30, 1998. The Company believes the multi-section performance reflects the addition of new homes to the Company's product line in response to continuing consumer preference for multi-section homes.

During the first nine months of fiscal 1999, the Company opened or acquired 46 new sales centers, compared to 42 sales centers during the nine months ended June 30, 1998. The Company also closed five underperforming sales centers during the nine months ended June 30, 1999, compared to three during the nine months ended June 30, 1998. Total new retail sales dollars at sales centers open more than one year decreased 7.6% during the nine months ended June 30, 1999.

Wholesale sales dollar volume increased due to wholesale unit volume related to the acquisition of Schult on April 1, 1998. Schult sold 7,690 units, representing $267.7 million of sales, to independent dealers during the nine months ended June 30, 1999 compared to 2,692 units, representing $92.7 million of sales, during the third quarter of fiscal 1998. Excluding the effects of the Schult acquisition, wholesale sales dollars increased 14% from the nine months ended June 30, 1998, due to a 14% increase in units sold to independent dealers. Schult's higher average price points primarily caused the overall average wholesale selling prices of single-section and multi-section homes to rise 6% and 3%, respectively.

GROSS PROFIT


Gross profit margin decreased to 29.0% in the nine months ended June 30, 1999 from 31.2% in fiscal 1998, reflecting the increased significance of relatively lower margin wholesale sales as a result of the acquisition of Schult. Excluding the effect of the Schult acquisition, gross profit margin was 32.8% for the nine months ended June 30, 1999 and 1998. Approximately 97% of new homes sold at retail were produced in Company-owned manufacturing plants in the nine months ended June 30, 1999 compared to 96% in the nine months ended June 30, 1998.


FINANCIAL SERVICES REVENUES


The nine months ended June 30, 1998 include special charges of $51.3 million (approximately $31.8 million after tax, or $.67 per share), relating to valuation adjustments of certain retained interests in REMIC securitizations and the Company's exit from DFC, the Company's former consumer finance joint venture. The Company recorded valuation adjustments of $6.6 million relating to the carrying value of residual interests during the nine months ended June 30, 1999. Excluding the effects of these charges, consumer finance revenues for the nine months ended June 30, 1999 declined $13.4 million.

For the nine months ended June 30, 1999, total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.80% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.50% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. For the nine months ended June 30, 1999 the Company sold 4,853 repossessed homes compared to 3,401 for the nine months ended June 30, 1998. The Company's inventory of repossessed homes increased from 1,135 units at September 30, 1998 to 1,474 at June 30, 1999.

Financial services revenues for the nine months ended June 30, 1999 include losses on the sale of asset-backed securities of $3.2 million (approximately $1.9 million after tax, or $.04 per share), compared to gains in the prior year of $18.6 million (approximately $11.5 million after tax, or $.24 per share). The substantial decline in securitization gains reflects principally a significant decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects lower loan yields resulting from both a shift in product mix toward multi-section loans which generally carry lower coupons than single-section loans and from generally lower interest rates prevailing in the marketplace when the loans were originated. The decline in spread also reflects higher securitization funding costs resulting from an increase in the spread over treasurys required by institutional purchasers of the Company's asset-backed securities, partially offset early in fiscal 1999 by lower treasury yields.

REMIC residual income decreased from $8.5 million in the nine months ended June 30, 1998 to $5.6 million in first nine months of fiscal 1999, primarily reflecting a decline in the average balance of residual interests.

Interest income earned on loans held for investment and on loans held for sale prior to securitization increased from $22.2 million during the first nine months of fiscal 1998 to $32.5 million in fiscal 1999. The increase reflects higher average outstanding balances of loans held for sale prior to securitization due to increased origination volume offset slightly by lower average interest rates on the loans. The increase also reflects incremental interest income on retained regular REMIC interests from the Company's August and November 1998 securitizations. During April 1999 the Company sold its interest from the November 1998 securitization. This increase was partially offset by lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated.

Loan servicing fees, which are reported net of amortization of servicing assets, decreased from $20.1 million during the nine months ended June 30, 1998 to $18.7 million this year. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests, and projected future shortfalls are reflected in amortization of servicing assets.

Insurance revenues from the Company's captive reinsurance business increased 58% to $37.2 million for the nine months ended June 30, 1999 from $23.5 million for the nine months ended June 30, 1998. This increase is primarily due to the increased size of the portfolio, relating to an increase in premiums written resulting from retail sales growth and improved penetration, renewal and cancellation rates.

OTHER INCOME

Other income for the nine months ended June 30, 1999 increased to $10.4 million from $7.3 million for the nine months ended June 30, 1998. This increase is primarily due to a $1.1 million gain resulting from an insurance settlement relating to homes at a manufacturing facility which were damaged by a hail storm. The Company also sold two airplanes at a gain of $1.4 million during fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES


Selling, general and administrative expenses increased to 26.1% of net sales for the nine months ended June 30, 1999 from 25.1% of net sales last year. Higher retail selling expenses were offset by lower selling, general and administrative expenses as a percentage of sales at Schult. Excluding the effects of the Schult acquisition, selling, general and administrative expenses for the first nine months of fiscal 1999 were 30.0% of net sales compared to 26.5% of net sales last year, primarily reflecting higher retail selling expenses caused by compensation plan changes implemented in the second quarter of fiscal 1998 and an increase in commissions paid for sales of repossessed homes.

FINANCIAL SERVICES OPERATING EXPENSES


Consumer finance operating expenses rose 45% during the nine months ended June 30, 1999 due principally to increased headcount and other compensation cost increases as well as other expenses associated with the growth in the servicing portfolio and an increase in the number of applications processed. In the first nine months of fiscal 1999, the average number of loans serviced increased 17%. Insurance operating costs increased 26% during the nine months ended June 30, 1999 principally due to higher claims costs associated with the increased size of the business.

PROVISION FOR LOSSES

The provision for losses increased $2.0 million largely related to the increase in repossession activity during the first nine months of fiscal 1999 and the high balance of loans carried on the Company's balance sheet prior to securitization.

INTEREST EXPENSE


Non-financial services interest expense rose from $3.7 million for the nine months ended June 30, 1998 to $7.7 million in 1999, due principally to interest costs related to the financing of the Schult acquisition.

Financial services interest expense includes interest expense associated with long-term debt secured by loans, interest expense associated with all short-term line of credit borrowings, and interest expense on $200 million of the $300 million senior notes issued in March 1999. Financial services interest expense increased 64% for the first nine months of fiscal 1999 due to the interests costs related to the $200 million of senior notes. Interest costs on short-term line of credit borrowings also increased due to an increase in the average balances outstanding offset by slightly lower interest rates. These increases were partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES


The Company's effective income tax rate was 39.0% for the nine months ended June 30, 1999 compared to 38.2% in fiscal 1998 due to higher state income taxes arising from the Schult acquisition.


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

The costs incurred by the Company for the assessment and conversion of systems related to Year 2000 readiness, which have been charged to expense, have not been material. Recently the Company has begun to incur additional costs for independent review and testing of compliance. The Company has acquired computing platforms specifically for allowing a qualified third party review of all internal systems. While the costs associated with this effort are not expected to be material, they do represent a commitment on the part of the executive management team to ensure the Company's position related to the Year 2000 issue. While the Company believes its efforts will provide reasonable assurance that material disruptions will not occur, there can be no assurance that interruption will not occur.

LIQUIDITY AND CAPITAL RESOURCES


The increase in inventories since September 30, 1998 reflects primarily an increase in finished goods inventory due to the softness in retail sales, the increase in the number of retail sales centers and an increase in the percentage of inventories represented by multi-section homes, which have higher average unit costs than single-section homes. The Company's business has been adversely impacted by competitive market conditions at retail and unexpected softness in retail sales. The Company is in the process of responding to these conditions by closing certain manufacturing plants, lowering production levels at other plants and reducing staff costs at manufacturing and areas outside manufacturing. These cost reductions are ongoing.

The decrease in loans and investments since September 30, 1998 principally reflects a decrease in loans held for sale from $365 million at September 30, 1998 to $253 million at June 30, 1999. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization.

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


Late in 1998, global economic conditions significantly reduced the liquidity in the asset-backed securities market, and credit spreads over treasurys demanded by purchasers of the Company's asset-backed securities rose significantly. In addition, demand for the relatively more subordinated asset-backed securities offered for sale by the Company has decreased significantly. While market conditions improved somewhat in early to mid 1999, late in the June quarter credit spreads again widened and treasury yields rose. Such trends have continued in July and early August. Widening credit spreads and higher treasury yields adversely affect the Company's permanent funding costs, and adversely affect the Company's profitability if the Company is unable to increase rates charged to customers to compensate for these higher costs. Moreover, decreased demand for asset-backed securities could require the Company to seek alternative sources of financing for the loans originated by the consumer finance business.

At June 30, 1999 the Company owned subordinated asset-backed securities having a principal balance of approximately $50 million associated with the Company's August 1998 and June 1999 securitizations. Such securities are regular REMIC interests and are included at their carrying value of $39 million in the related caption in the table appearing in Note 4. The Company would consider opportunities to liquidate these securities based upon market conditions.


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

   PART II.         OTHER INFORMATION

Item 1.             Legal Proceedings


              In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999, a consolidated amended complaint was filed. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period. The Company intends to defend such lawsuit vigorously.

              The Company is a defendant in a number of lawsuits that are incidental to the conduct of its business.

   Item 6.        Exhibits and Reports on Form 8-K

                   a)      Exhibits

                           (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt


                           (10) CIC Employment Agreement Between the Company and Nicholas J. St. George


                           (27)     Financial Data Schedule


                   b)      Reports on Form 8-K

                           On April 9, 1999 the Company filed a report on Form 8-K in which the Company announced the issuance of a press release concerning its anticipated results of operations for the quarter ended March 31, 1999.


                           On June 18, 1999 the Company filed a report on Form 8-K in which the Company announced the issuance of a press release concerning its anticipated results of operations for the quarter ended June 30, 1999 and the Board of Directors review of strategic alternatives to enhance shareholder value.


                           Items 2, 3, 4 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  August 16, 1999



                                           OAKWOOD HOMES CORPORATION




                                           BY:  /s/ Robert A. Smith
                                                --------------------------
                                                Robert A. Smith
                                                Executive Vice President
                                                (Chief Financial Officer)
                                                (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT



   For the quarter ended                                  Commission File Number
   June 30, 1999                                                   1-7444



                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                                               Exhibit Description

          4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt


          10 CIC Employment Agreement Between the Company and Nicholas J. St. George


          27   Financial Data Schedule