Form 10-K
period 1999-09-30
OAKWOOD HOMES CORP
filed 1999-12-29
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (FEE REQUIRED)

    For the fiscal year ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ____________ to ________________

                          Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NORTH CAROLINA                              56-0985879
----------------------------------------    ------------------------------------
        (State of incorporation)            (I.R.S. Employer Identification No.)

   7800 McCloud Road, Greensboro, NC                     27409-9634
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Company's telephone number, including area code:  (336)664-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
          Title of Each Class                        Which Registered
          -------------------                        ----------------

        Common Stock, Par Value               New York Stock Exchange, Inc.
            $.50 Per Share

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of the Company's $.50 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of December 10, 1999 was $126,052,754.

         The number of issued and outstanding shares of the Company's $.50 par value Common Stock, its only outstanding class of common stock, as of December 10, 1999 was 47,124,562 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                                         Parts Into Which
                      Incorporated Documents                               Incorporated
                      ----------------------                               ------------

         Annual Report to Shareholders for the                            Parts I and II
         Fiscal Year Ended September 30, 1999

         Proxy Statement for the Substitute Annual Meeting                   Part III
         of Shareholders to be held February 9, 2000

                                     PART I

ITEM 1.  BUSINESS.

         Oakwood Homes Corporation, a North Carolina corporation (the "Company"), which was founded in 1946, designs, manufactures and markets manufactured and modular homes and finances the majority of its retail sales. The Company operates five manufacturing lines in Texas, four in each of North Carolina, Georgia, Oregon and Indiana, two in each of Arizona and Pennsylvania, and one in each of California, Colorado, Kansas, Minnesota and Tennessee, including five idled lines. The Company's manufactured homes are currently sold at retail through 371 Company owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 575 independent retailers located throughout the United States. The Company sells insurance for customers choosing to purchase insurance and assumes the related underwriting risk through its captive reinsurance business.

Manufactured Homes

         The Company designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, two, three or four bedrooms and one or two bathrooms, and is equipped with a hot water heater and central heating. Some homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include a range and oven, refrigerator, beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, stereo systems, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Company are primarily sold under the registered trademarks "Oakwood," "Freedom," "House Smart," "Golden West," "Schult," "Marlette" and the trade name "Victory."

         The Company's manufactured homes are constructed and furnished at the Company's manufacturing facilities and transported on wheels to the homesite. The Company's manufactured homes are normally occupied as permanent residences but can be transported on wheels to new homesites. The Company's homes are defined as "manufactured homes" under the United States Code, and formerly were defined as "mobile homes."

         The Company manufactures 14-foot and 16-foot wide single-section homes and multi-section homes consisting of two floors that are joined at the homesite and are 24, 28 or 32 feet wide. The Company also manufactures a limited number of multi-section homes consisting of three or four floors. The Company's homes range from 40 feet to 80 feet in length. The Company's homes are sometimes placed on rental lots in communities of similarly constructed homes.

         The Company manufactures homes at thirty lines located in Hillsboro
(2), Kileen and Navasota (2), Texas; Richfield, Rockwell (2) and Pine Bluff, North Carolina; Moultrie, Georgia (4); Etna Green (2) and Middlebury (2), Indiana; Buckeye, Arizona (2); Albany (2) and Hermiston (2), Oregon; Lewistown and Milton, Pennsylvania; Perris, California; Fort Morgan, Colorado; Plainville, Kansas; Redwood Falls, Minnesota; and Pulaksi, Tennessee, including five idled lines. During fiscal 1999, the Company took steps to permanently close four manufacturing lines and temporarily idle five others.

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

Modular Homes

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

Sales

         At September 30, 1999, the Company sold manufactured homes through 412 Company owned and operated sales centers located in 30 states primarily in the southeastern and southwestern United States. See "Properties Manufactured Home Sales Centers." The Company opened 60 new sales centers and closed seven sales centers in fiscal 1999. Subsequent to September 30, 1999 the Company closed 41 underperforming sales centers. Each of the Company's sales centers hires and trains sales personnel. Generally, each salesperson is paid a commission based on the gross margin of his or her sales and certain volume targets, and each general manager is paid a commission based on the profits of the sales center.

         The Company operates its sales centers under the names Oakwood(R) Mobile Homes, Freedom Homes(R), House Smart(R), Victory Homes, Schult(R) Homes and Golden West Homes(R). At its sales centers, the Company sells homes manufactured by it as well as by other manufacturers. During fiscal 1999, approximately 97% of the Company's retail dollar sales of new homes were homes manufactured by the Company and 3% represented sales of new homes manufactured by others.

         The Company also sells used homes acquired in trade-ins. At September 30, 1999, the Company's inventory of used homes was 1,384 homes as compared to 1,385 homes at September 30, 1998. Used homes in inventory do not include repossessed units.

         The Company also sells its homes to approximately 575 independent retailers located throughout the United States. Sales to independent retail dealers accounted for approximately 31% of the Company's total dollar volume of sales in fiscal 1999 as compared to 19% in fiscal 1998. This increase resulted from the Company's April 1, 1998 acquisition of Schult, which traditionally sold all of its manufactured homes through independent dealers. The Company currently sells modular homes to independent dealers.

         During recent years, the Company has placed increased emphasis on the sale of multi-section homes. In fiscal 1999, the Company's retail sales of new multi-section homes represented 58% of the total number of new homes sold at retail, as compared to 52% in fiscal 1998.

         The retail sales price for new single-section homes sold by the Company in fiscal 1999 generally ranged from $16,000 to $68,000 with a mean sales price of approximately $32,400. The retail sales price of multi-section homes sold by the Company in fiscal 1999 generally ranged from $27,000 to $145,000, with a mean sales price of approximately $56,100.

         The Company's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a majority of the homes manufactured by the Company are sold directly to retail customers, the Company does not believe its backlog of orders is material.

Company Retail Sales Financing

         A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 87% of the Company's retail unit sales in fiscal 1999 were financed by installment sale contracts or loans arranged by the Company, each of which provided for monthly payments generally over a period of 5 to 30 years. The remaining 13% of retail unit sales were paid for with cash.

         In fiscal 1999, 96% of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes were installment sales or loans financed and warehoused by the Company for investment or later sale and 4% were installment sales or loans financed by others without recourse to the Company. At September 30, 1999, the Company held installment sale contracts or loans with a principal balance of approximately $289 million and serviced an additional $3.961 billion principal balance of installment sale contracts or loans, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts owned by the Company are pledged to financial institutions as collateral for loans to the Company.

         The Company processes credit applications with respect to customers seeking financing. The Company uses a credit scoring system, updated in fiscal 1998, to improve its credit decision-making process. The most significant criteria in the system are the stability, income and credit history of the borrower. This system requires a minimum credit score before the Company will consider underwriting a contract. This system allows the Company a greater ability to standardize the process by which it decides whether to extend credit to a customer.

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

         The Company's ability to finance installment sale contracts is dependent on the availability of funds to the Company. The Company obtains funds to finance installment sale contracts primarily through sales of real estate mortgage investment conduit ("REMIC") trust certificates to institutional investors. During fiscal 1999, the Company sold $1.49 billion of REMIC securities. The Company generally has no credit exposure with respect to securitized contracts except (i) with respect to breaches of representations and warranties, (ii) to the extent of any retained interests in a REMIC, (iii) with respect to required servicer advances, (iv) with respect to the servicing fee (which is subordinated) and (v) with respect to any REMIC security the Company has guaranteed.

         The Company also obtains financing from time to time from loans insured by the Federal Housing Administration ("FHA"). These installment sale contracts are permanently funded primarily through the Government National Mortgage Association ("GNMA") pass-through program, under which the Company issues obligations guaranteed by GNMA. During fiscal 1999, the Company issued no obligations guaranteed by GNMA. FHA insurance minimizes the Company's exposure to losses on these credit sales.

         The Company uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing generally at fixed rates.

         In the past, the Company sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Company in the event of default by the buyer. The Company receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totaled $98,000 in fiscal 1999. The Company's contingent liability on installment sale contracts sold with full and limited recourse was approximately $24 million at September 30, 1999.

Independent Dealer Retail Sales Financing

         The Company provides permanent financing for homes sold by certain independent dealers that sell Company manufactured homes. During fiscal 1999, the Company financed approximately $99 million of the retail sales of these independent dealers.

         The Company from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 1999, the Company purchased a portfolio of approximately $97 million associated with the wind down of its Deutsche Financial Capital ("DFC") joint venture with Deutsche Financial Services Corporation.

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

         The Company maintains a reserve for estimated credit losses on installment sale contracts and loans owned by the Company or sold to third parties with full or limited recourse. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 1999, 1998 and 1997, as a result of expenses incurred due to defaults and repossessions, $3,678,000, $3,491,000 and $3,984,000, respectively, was charged to the reserve for losses on credit sales. The Company's reserve for losses on credit sales at September 30, 1999 was $3,546,000, as compared to $2,067,000 at September 30, 1998 and $4,277,000 at
September 30, 1997.

         In fiscal 1999, 1998 and 1997, the Company repossessed 7,830, 5,475 and 3,955 homes, respectively, including 854, 534 and 76, respectively, originated on behalf of DFC. At September 30, 1999 the Company had a total of 2,417 unsold properties in repossession or foreclosure compared to 1,430 and 1,016 at September 30, 1998 and 1997, respectively. Of the total number of unsold properties in repossession or foreclosure, 417, 295 and 54 relate to loans originated on behalf of DFC at September 30, 1999, 1998 and 1997, respectively. The estimated net realizable value of unsold properties in repossession or foreclosure at September 30, 1999 was approximately $51 million.

         The net losses resulting from repossessions on Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1999, 1998 and 1997 was 1.72%, 1.52% and 1.30%, respectively.

         At September 30, 1999 and September 30, 1998, delinquent installment sale contracts and loans expressed as a percentage of the total number of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

                               Total Number Of Contracts                       Delinquency Percentage
                                       And Loans                                 September 30, 1999
                              ----------------------------    ---------------------------------------------------------

                                                                 30 days        60 days         90 days       Total
                                                                 -------        -------         -------       -----
Company-serviced contracts
    and loans                     125,115 (1)                     2.8%            0.8%           1.5%          5.1%

Contracts and loans sold
    with full recourse and
    serviced by others
                                    1,236                         3.0%            1.2%           1.6%          5.8%


                               Total Number Of Contracts                       Delinquency Percentage
                                       And Loans                                 September 30, 1998
                              ----------------------------    ---------------------------------------------------------

                                                                 30 days        60 days         90 days       Total
                                                                 -------        -------         -------       -----
Company-serviced contracts
    and loans                     114,169 (1)                     2.1%            0.8%           1.2%          4.1%

Contracts and loans sold
    with full recourse and
    serviced by others
                                    2,982                         2.0%            0.7%           0.7%          3.4%

(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

         At September 30, 1999 and September 30, 1998, delinquent installment sale contracts and loans expressed as a percentage of the total outstanding principal balance of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

                                      Total Value                               Delinquency Percentage
                                     of Contracts                                 September 30, 1999
                              ----------------------------    ------------------------------------------------------------

                                                                 30 days        60 days         90 days         Total
                                                                 -------        -------         -------         -----
Company-serviced contracts
    and loans                     $4,210,908,000 (1)              2.4%            0.9%           1.5%           4.8%

Contracts and loans sold
    with full recourse and
    serviced by others
                                     $7,927,000                   2.8%            1.2%           1.7%           5.7%


                                      Total Value                               Delinquency Percentage
                                     of Contracts                                 September 30, 1998
                              ----------------------------    ------------------------------------------------------------

                                                                 30 days        60 days         90 days         Total
                                                                 -------        -------         -------         -----
Company-serviced contracts
    and loans                     $3,531,522,000 (1)              1.9%            0.7%           1.1%           3.7%

Contracts and loans sold
    with full recourse and
    serviced by others
                                     $22,000,000                  2.3%            0.9%           0.8%           4.0%

(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.


Independent Retailer Repurchase Obligations

         Substantially all of the independent retailers who purchase homes from the Company finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution generally requires the Company to enter into a repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Company agrees to repurchase homes at declining prices depending upon the age of the units. At September 30, 1999, the Company estimates that its contingent liability under these repurchase agreements was approximately $208 million. The Company's losses under these arrangements have not been significant.

Insurance

         On June 1, 1997, the Company ceased receiving commission income for acting as an agent for certain insurance companies with respect to homeowners insurance, credit life insurance and service contracts written for its customers, and entered the reinsurance business directly through its own captive reinsurer. This shift in activities enables the Company to participate more fully in what management believes to be the profitable income streams associated with the property and casualty insurance and service contract business than was possible under the commission-based insurance agency arrangement which preceded its formation. As an insurance underwriter, the Company recognizes insurance premium revenues over the life of the related policies as a component of financial services revenue, with the associated claims expenses reflected in financial services operating expenses. Previously, insurance commission revenue was reported upon the sale of the policies by Oakwood's retail operations, and was included in other income.

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

         The Company also owned a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. Subsequent to September 30, 1999, the Company sold its 50% interest to the managing partner.

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

         The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on installment sale contracts, and the Magnuson-Moss Warranty-Federal Trade Commission Improvement Act, which regulates descriptions of warranties on products. The descriptions and substance of the Company's warranties are also subject to state laws and regulations.

         The Company's manufacture of homes generally is subject to the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development ("HUD") promulgated regulations, which have been amended from time to time, under this Act establishing comprehensive national construction standards covering many aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads and thermal protection. The Company's modular homes are subject to state and local building codes.

         The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and other regulations.

         The Company's operations are subject to a variety of other statutes and regulations.

Financial Information About Industry Segments

Financial information for each of the three fiscal years in the period ended September 30, 1999 with respect to the Company's operating segments is incorporated herein by reference to page 35 of the Company's 1999 Annual Report to Shareholders.

Employees

         At September 30, 1999, the Company employed 11,315 persons, of which 3,440 were engaged in sales and service, 6,772 in manufacturing, 568 in consumer finance, and 535 in executive, administrative and clerical positions.

ITEM 2.  DESCRIPTION OF PROPERTIES.

Offices

         The Company owns its executive office space in Greensboro, North Carolina. The Company also owns two additional office buildings, which formerly served as its executive office space, located in two adjacent three-story buildings in Greensboro, North Carolina. The Company leases office space in Texas, Arizona, Indiana, Washington and Florida.

Manufacturing Facilities

         The location and ownership of the Company's production lines, including idled lines, are as follows:

                   Location                                    Owned/Leased
           Hillsboro, Texas (2 lines)                               Owned
           Kileen, Texas                                            Owned
           Navasota, Texas (2 lines)                                Owned
           Richfield, North Carolina                                Owned
           Rockwell, North Carolina (2 lines)                       Owned
           Pinebluff, North Carolina                                Owned
           Moultrie, Georgia (4 lines)                              Owned
           Etna Green, Indiana (2 lines)                            Owned
           Middlebury, Indiana (2 lines)                            Owned
           Buckeye, Arizona (2 lines)                               Owned
           Albany, Oregon (2 lines)                             Leased/Owned
           Hermiston, Oregon (2 lines)                              Owned

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

         The Company also has a manufacturing line that is currently being held for sale located at Ennis, Texas.

         The Company's manufacturing facilities are generally one story metal prefabricated structures. The Company believes its facilities are in good condition. These facilities are located on tracts of land generally ranging from 10 to 50 acres. The production area in these facilities ranges from approximately 50,000 to 250,000 square feet. In addition, the Company owns a 112,000 square foot warehouse in Elkhart, Indiana.

         The land and buildings at all of the facilities owned by the Company were subject to mortgages with an aggregate balance of $12,107,000 at September 30, 1999.

         Based on the Company's normal manufacturing schedule of one shift per day for a five-day week, the Company believes that its currently operating manufacturing plants have the capacity to produce approximately 70,000 floors annually, depending on product mix. During fiscal 1999, the Company manufactured 67,825 floors at its plants.

Manufactured Home Sales Centers

         The Company's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Company operated 412 sales centers at September 30, 1999 located in 30 states distributed as follows: Texas (72), North Carolina (65), South Carolina (25), Georgia (23), Tennessee (23), Virginia (18), Alabama (18), Arizona (15), Kentucky (14), New Mexico (14), Ohio (13), Washington (13), Mississippi (12), Florida (11), Oregon (9), Louisiana (8), Colorado (8), West Virginia (8), Arkansas (7), Missouri (7), Idaho (6), Oklahoma (6), Nevada (4), Delaware (3), Utah (3), California (2), Kansas (2), Indiana (1), Michigan (1) and Wyoming (1). Subsequent to September 30, 1999, the Company closed 41 underperforming sales centers.

         Thirty-two sales centers are on property owned by the Company and the other locations are leased by the Company for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Company during the year ended September 30, 1999 for the leased sales centers totaled approximately $15,006,000.

Manufactured Housing Communities

         The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Company intends to offer the property for sale.

         The Company also owned a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. Subsequent to September 30, 1999, the Company sold its 50% interest to the managing partner.

ITEM 3.  LEGAL PROCEEDINGS.

         In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended compliant, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and seeks the loss of value in class members' stockholdings. The Company has filed a motion to dismiss the amended complaint which has not yet been ruled upon by the court. The Company intends to defend such lawsuit vigorously.

         The Company is a defendant in a number of other lawsuits that are incidental to the conduct of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

         Information as to executive officers of the Company who are directors and nominees of the Company is incorporated herein by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Substitute Annual Meeting of Shareholders to be held February 9, 2000. Information as to the executive officers of the Company who are not directors or nominees is as follows:

Name                                  Age     Information About Officer
----                                  ---     -------------------------
Eric D. Burgess                        31     Vice  President,  Chief  Accounting  Officer and Controller  since June
                                              1999; Vice President and Controller of Oakwood  Acceptance  Corporation
                                              (the Company's  finance  subsidiary)  from June 1998 to May 1999; Audit
                                              Manager,  Price  Waterhouse  LLP  1996 to  1998;  Audit  Senior,  Price
                                              Waterhouse  LLP from 1994 to 1996.

Douglas R. Muir                        45     Senior Vice President and Secretary  since 1994;  Treasurer since 1993;
                                              Partner, Price Waterhouse LLP from 1988 to 1993.

Name                                  Age     Information About Officer
----                                  ---     -------------------------
Robert A. Smith                        54     Executive  Vice  President  and Chief  Financial  Officer since October
                                              1998;  Executive Vice President,  Finance and Chief  Operating  Officer
                                              of Oakwood  Acceptance  Corporation (the Company's finance  subsidiary)
                                              from  September  1997 to October  1998;  Senior Vice  President  of the
                                              Company  from  February  1997  to  September   1997;   Partner,   Price
                                              Waterhouse LLP from 1984 to 1997.

Myles E. Standish                      45     Executive Vice President, Chief Administrative  Officer since  November
                                              1998;  General  Counsel since 1995;  Senior Vice President from 1995 to
                                              1998; Partner,  Kennedy Covington Lobdell & Hickman,  L.L.P., Attorneys
                                              at Law, from 1987 to 1995.

J. Michael Stidham                     46     Executive  Vice  President,  Distribution  since 1999;  Executive  Vice
                                              President,  Retail  and  Chief  Operating  Officer  of  Oakwood  Mobile
                                              Homes, Inc. (the Company's retail sales subsidiary) from 1994 to 1999.

Larry M. Walker                        44     Executive Vice President, Manufacturing Operations and Chief  Operating
                                              Officer of Homes by Oakwood, Inc. (the Company's primary  manufacturing subsidiary)  since 1997;  Senior Vice President - Manufacturing  of the
                                              Company 1997;  Senior Vice President - Quality and Service 1996; Senior
                                              Vice President - Manufacturing Eastern Region 1993 to 1995.

Suzanne H. Wood                        39     Vice President,  Investor  Relations and Financial  Risk  Management of
                                              the Company since  November 1998;  Vice  President and Chief  Financial
                                              Officer  of  Tultex   Corporation   (a   manufacturer,   marketer   and
                                              distributor  of  activewear)  from  February  1996  to  November  1998;
                                              Controller  of  Tultex  Corporation  from  1993 to  February  1996.  In
                                              December  1999,  Tultex  Corporation  filed  for  reorganization  under
                                              Chapter 11 of the bankruptcy code.

         Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                     PART II

ITEMS 5-8.

         Items 5, 7, 7A and 8 are incorporated herein by reference to pages 19 to 36 of the Company's 1999 Annual Report to Shareholders and to the sections captioned "Securities Exchange Listing" and "Shareholders" on the inside back cover page of the Company's 1999 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Net income," "Earnings per common share--Basic and Diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per common share" for each of the five fiscal years in the period ended September 30, 1999 on page 1 of the Company's 1999 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

                                    PART III

ITEMS 10-13.

         Items 10-13 are incorporated herein by reference to the sections captioned "Principal Holders of Common Stock and Holdings of Management," "Election of Directors," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Transactions," "Compensation Committee Report," "Executive Compensation," "Director Compensation," "Employment Contracts, Termination of Employment and Change of Control Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Substitute Annual Meeting of Shareholders to be held February 9, 2000 and to the separate item in Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Company." Such Proxy Statement will be filed with the Commission prior to January 28, 2000.


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

         (a)      FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND
                  EXHIBITS.

                  List the following documents filed as part of this report:

                  1.       Financial Statements.

                           The following financial statements of the Company are included as part of Exhibit 13 hereof:

                           Report of PricewaterhouseCoopers LLP

                           Consolidated Statements of Operations for the Years ended September 30, 1999, 1998 and 1997

                           Consolidated Balance Sheets as of September 30, 1999 and 1998

                           Consolidated Statements of Cash Flows for the Years ended September 30, 1999, 1998 and 1997

                           Consolidated Statement of Changes in Shareholders' Equity and Other Comprehensive Income for the Years ended September 30, 1999, 1998 and 1997

                           Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           See the accompanying Index to Financial Statement Schedules at page F-1.

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

                  4.3 Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1999)

                  4.4 First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

                *10.1 Oakwood Homes Corporation 1985 Non-Qualified Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1985)

                *10.2 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1986)

                *10.3 Oakwood Homes Corporation 1981 Incentive Stock Option Plan, as amended and restated (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

                *10.4 Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company's Registration Statement on Form S-2 filed on April 13, 1991)

                *10.5 Form of Executive Retirement Benefit Employment Agreement between the Company and each of J. Michael Stidham and Larry M. Walker (Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

                *10.6 Schedule identifying omitted Executive Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement described in Exhibit 10.12 and payment schedules under Executive Retirement Benefit Employment Agreements (Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

                *10.7 Oakwood Homes Corporation Executive Incentive Compensation Plan (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                *10.8 Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

                *10.9 Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

                *10.10 Oakwood Homes Corporation Director Deferral Plan (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

                *10.11 Form of Employment Agreement between the Company and each of William G. Edwards, Robert A. Smith, Myles E. Standish and J. Michael Stidham (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

                *10.12 First Amendment to Amended and Restated Executive Retirement Benefit Employment Agreement between the Company and J. Michael Stidham (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

                *10.13 Employment Agreement dated as of September 27, 1999 by and between the Company and Nicholas J. St. George (filed herewith)

                 13        The Company's 1999 Annual Report to Shareholders.
                           This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof expressly incorporated by reference in this Annual Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith)

                 21        List of the Company's subsidiaries (filed herewith)

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

(b) REPORTS ON FORM 8-K. On August 11, 1999, the Company filed a Current Report on Form 8-K in which it reported, pursuant to Item 5 thereof (Other Events), that it had issued a press release relating to several developments, including its decision to terminate its exploration of strategic alternatives and the retirement of Mr. Nicholas J. St. George, its Chief Executive Officer and Chairman of the Board. No financial statements were filed as part of such Current Report on Form 8-K.

         On July 15, 1999, the Company filed a Current Report on Form 8-K in which it reported, pursuant to Item 5 thereof (Other Events), that it had issued a press release relating to retail sales and earnings expectations for the third quarter of its fiscal year. No financial statements were filed as part of such Current Report on Form 8-K.

         (c)      EXHIBITS.  See Item 14(a)(3).

         (d)      FINANCIAL STATEMENT SCHEDULES.  See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OAKWOOD HOMES CORPORATION


                                  By: /s/ Robert A. Smith
                                      -----------------------------
                                       Robert A. Smith
                                       Executive Vice President and
                                       Chief Financial Officer

Dated:  December 29, 1999


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

         Signature                                   Capacity                           Date
         ---------                                   --------                           ----


/s/ William G. Edwards                          Director, Chairman, Chief               December 29, 1999
-----------------------------                   Executive Officer and President
William G. Edwards                              (Principal Executive Officer)



/s/ Dennis I. Meyer                             Director                                December 29, 1999
-----------------------------
Dennis I. Meyer



/s/ Kermit G. Phillips, II                      Director                                December 29, 1999
-----------------------------
Kermit G. Phillips, II



/s/ Roger W. Schipke                            Director                                December 29, 1999
-----------------------------
Roger W. Schipke





/s/ Sabin C. Streeter                           Director                                December 29, 1999
-----------------------------
Sabin C. Streeter



/s/ Francis T. Vincent, Jr.                     Director                                December 29, 1999
-----------------------------
Francis T. Vincent, Jr.



/s/ Clarence W. Walker                          Director                                December 29, 1999
-----------------------------
Clarence W. Walker



/s/ H. Michael Weaver                           Director                                December 29, 1999
-----------------------------
H. Michael Weaver



/s/ Robert A. Smith                             Executive Vice President and            December 29, 1999
-----------------------------                   Chief Financial Officer
Robert A. Smith                                 (Principal Financial Officer)



/s/ Eric D. Burgess                             Vice President and                      December 29, 1999
-----------------------------                   Controller
Eric D. Burgess                                 (Principal Accounting Officer)



                            OAKWOOD HOMES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 9, 1999, except for the information presented in the third pargraph in Note 9 for which the date is December 22, 1999, appearing on pages 19 to 36 of the Company's 1999 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A and 8, the 1999 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                           PAGE
                                                                           ----

         Supplementary information to notes to
           consolidated financial statements                                F-2

                            OAKWOOD HOMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION TO NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS


The components of inventories are as follows:

                               September 30,  September 30,  September 30,
                                     1999           1998           1997
                                 ----------    -----------     ----------
New manufactured homes         $364,770,000   $234,606,000   $180,813,000
Used manufactured homes          18,047,000      8,261,000      5,954,000
Homes in progress                 6,924,000      6,119,000      2,948,000
Land/Homes under development     14,318,000      6,417,000      3,859,000
Raw materials and supplies       39,539,000     35,949,000     14,724,000
                               ------------   ------------   ------------
                               $443,598,000   $291,352,000   $208,298,000
                               ============   ============   ============

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    EXHIBITS

                                  ITEM 14(a)(3)

                           ANNUAL REPORT ON FORM 10-K
                                                                      Commission
For the fiscal year ended                                            File Number
September 30, 1999                                                        1-7444

                            OAKWOOD HOMES CORPORATION

                                  EXHIBIT INDEX

Exhibit No.                                       Exhibit Description
-----------                                       -------------------

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

    4.3 Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                            1999)

    4.4 First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee

                            (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

    10.1 Oakwood Homes Corporation 1985 Non-Qualified Stock Option Plan (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1985)

    10.2 Oakwood Homes Corporation 1986 Nonqualified Stock Option Plan for Nonemployee Directors (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1986)

    10.3 Oakwood Homes Corporation 1981 Incentive Stock Option Plan, as amended and restated (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1987)

    10.4 Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company's Registration Statement on Form S-2 filed on April 13, 1991)

    10.5 Form of Executive Retirement Benefit Employment Agreement between the Company and each of J. Michael Stidham and Larry M. Walker (Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

    10.6 Schedule identifying omitted Executive Retirement Benefit Employment Agreements which are substantially identical to the Form of Executive Retirement Benefit Agreement described in Exhibit
                            10.12 and payment schedules under Executive
                            Retirement Benefit Employment Agreements (Exhibit
                            10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993)

    10.7 Oakwood Homes Corporation Executive Incentive Compensation Plan (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

    10.8 Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

    10.9 Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

    10.10 Oakwood Homes Corporation Director Deferral Plan (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

    10.11 Form of Employment Agreement between the Company and each of William G. Edwards, Robert A. Smith, Myles
                            E. Standish and J. Michael

                            Stidham (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30,
                            1998)

    10.12 First Amendment to Amended and Restated Executive Retirement Benefit Employment Agreement between the Company and J. Michael Stidham (Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

    10.13 Employment Agreement dated as of September 27, 1999 by and between the Company and Nicholas J.
                            St. George (filed herewith)

    13                      The Company's 1999 Annual Report to Shareholders.
                            This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof expressly incorporated by reference in this Annual Report on Form 10-K, is not deemed to be "filed" as a part of this filing (filed herewith).

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