Form 10-Q
period 1999-12-31
OAKWOOD HOMES CORP
filed 2000-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1999 or
(   ) Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to _______


                         Commission File Number: 1-7444

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

                                 (336) 664-2400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 2000.

       Common Stock, Par Value $.50 Per Share . . . . . . . . .47,124,562

PART I. FINANCIAL INFORMATION

         Item 1. Financial Statements

         The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                       Three months ended
                                                           December 31,
                                                           ------------
                                                       1999           1998
                                                       ----           ----
 Revenues
      Net sales                                     $ 297,494      $ 359,814
      Financial services
         Consumer finance, net of impairment and
            valuation provisions                        7,016         15,906
         Insurance                                     15,836         11,604
                                                   -----------     ----------
                                                       22,852         27,510
      Other income                                      3,106          2,060
                                                   -----------     ----------
            Total revenues                            323,452        389,384
                                                   -----------     ----------
 Costs and expenses
      Cost of sales                                   236,249        255,181
      Selling, general and administrative expenses     77,561         90,693
      Financial services operating expenses
         Consumer finance                              11,291          7,568
         Insurance                                      8,716          8,378
                                                   -----------     ----------
                                                       20,007         15,946
      Provision for losses on credit sales                760            650
      Interest expense                                 12,830          8,129
                                                   -----------     ----------
            Total costs and expenses                  347,407        370,599
                                                   -----------     ----------
 Income (loss) before income taxes                    (23,955)        18,785
 Provision for income taxes                            (9,103)         7,326
                                                   -----------     ----------
 Net income (loss)                                  $ (14,852)      $ 11,459
                                                   ===========     ==========
 Earnings (loss) per share
         Basic                                        $ (0.32)         $ .25
         Diluted                                      $ (0.32)         $ .24

 Dividends per share                                    $ .01          $ .01

 Weighted average number of
      common shares outstanding
         Basic                                         46,555         46,411
         Diluted                                       46,555         46,938


See accompanying notes to the consolidated financial statements.

        OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

      CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
           (in thousands except per share data)

                                                  Three months ended
                                                     December 31,
                                                     ------------
                                                   1999         1998
                                                   ----         ----
Net income (loss)                               $ (14,852)    $ 11,459
     Unrealized gains (losses) on securities
        available for sale, net of tax             (2,268)           -
                                                ---------     --------
Comprehensive income (loss)                     $ (17,120)    $ 11,459
                                                =========     ========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                      December 31, September 30,
 ASSETS                                                   1999          1999
                                                          ----          ----
 Cash and cash equivalents                              $ 29,430     $ 26,939
 Loans and investments                                   384,820      430,865
 Other receivables                                        77,408       98,317
 Inventories
         Manufactured homes                              341,930      382,817
         Work-in-process, materials and supplies          43,025       46,463
         Land/homes under development                     14,775       14,318
                                                     ------------ -----------
                                                         399,730      443,598
 Properties and facilities                               251,380      251,069
 Deferred income taxes                                    25,379       30,712
 Other assets                                            155,688      156,347
                                                     ------------ -----------
                                                     $ 1,323,835  $ 1,437,847
                                                     ============ ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                 $ 156,089    $ 199,800
 Notes and bonds payable                                 347,980      352,164
 Accounts payable and accrued liabilities                208,037      243,525
 Insurance reserves and unearned premiums                 75,960       89,404
 Other long-term obligations                              26,846       26,962

 Shareholders' equity
     Common stock, $.50 par value; 100,000,000
        shares authorized; 47,125,000 and 47,107,000
        shares issued and outstanding                     23,562       23,554
     Additional paid-in capital                          171,133      171,185
     Retained earnings                                   311,502      326,825
                                                     ------------ -----------
                                                         506,197      521,564
     Accumulated other comprehensive income, net of
        income taxes of $2,559 and $3,781                  4,753        7,021
     Unearned compensation                                (2,027)      (2,593)
                                                     ------------ -----------
                                                         508,923      525,992
                                                     ------------ -----------
                                                     $ 1,323,835  $ 1,437,847
                                                     ============ ===========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                   Three months ended
                                                                       December 31,
                                                                       ------------
                                                                    1999         1998
                                                                    ----         ----
 Operating activities
      Net income (loss)                                          $ (14,852)   $ 11,459
      Adjustments to reconcile net income to cash provided (used)
         by operating activities
         Depreciation and amortization                              13,556       9,290
         Deferred income taxes                                       6,555       1,082
         Provision for losses on credit sales                          760         650
         Loss on sale of loans                                       3,059       1,447
         Impairment and valuation provisions                         8,692           -
         Excess of cash received over REMIC residual income
            recognized                                               6,510       6,181
         Other                                                         252       2,316
         Changes in assets and liabilities
            Other receivables                                       20,603         924
            Inventories                                             43,868     (64,791)
            Deferred insurance policy acquisition costs                367      (1,166)
            Other assets                                            (6,192)     (7,999)
            Accounts payable and accrued liabilities               (35,516)    (28,625)
            Insurance reserves and unearned premiums               (13,444)      5,663
            Other long-term obligations                               (116)        (66)
                                                                 ----------  ----------
                Cash provided (used) by operations                  34,102     (63,635)
            Loans originated                                      (237,673)   (311,138)
            Purchase of loans and securities                             -    (108,600)
            Sale of loans                                          253,882     293,642
            Principal receipts on loans                              5,026       9,641
                                                                 ----------  ----------
                Cash provided (used) by operating activities        55,337    (180,090)
                                                                 ----------  ----------
 Investing activities
         Acquisition of properties and facilities                   (7,249)    (16,971)
         Investment in and advances to joint venture                     -      22,150
         Other                                                       2,531      (8,332)
                                                                 ----------  ----------
               Cash (used) by investing activities                  (4,718)     (3,153)
                                                                 ----------  ----------

Financing activities
         Net borrowings (repayments) on short-term credit
           facilities                                              (43,711)    176,482
         Proceeds from issuance of notes and bonds payable               -       9,200
         Payments on notes and bonds                                (3,976)     (1,708)
         Cash dividends                                               (471)       (466)
         Proceeds from exercise of stock options                        30          51
                                                                 ----------  ----------
                Cash provided (used) by financing activities       (48,128)    183,559
                                                                 ----------  ----------

 Net increase in cash and cash equivalents                           2,491         316

 Cash and cash equivalents
         Beginning of period                                        26,939      28,971
                                                                 ----------  ----------
         End of period                                            $ 29,430    $ 29,287
                                                                 ==========  ==========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.  The components of loans and investments are as follows:

                                                     December 31,  September 30,
                                                        1999           1999
                                                        ----           ----
 (in thousands)

 Loans held for sale, net of valuation
      allowances of $8,692 and $3,662                 $ 227,792       $ 279,927
 Loans held for investment                               44,331          48,015
 Less:  reserve for uncollectible receivables            (3,348)         (3,032)
                                                      ----------      ----------
                Total loans receivable                  268,775         324,910
                                                      ----------      ----------

 Retained interests in REMIC securitizations,
      exclusive of loan servicing assets and
      liabilities, at fair value
         Regular interests                               84,380          69,325
         Residual interests                              31,665          36,630
                                                      ----------      ----------
             Total retained REMIC interests, at fair
               value (cost of $108,733 and $95,153)     116,045         105,955
                                                      ----------      ----------
                                                      $ 384,820       $ 430,865
                                                      ==========      ==========

3. During the fourth quarter of 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, temporarily idling five others and the closing of approximately 40 sales centers, and recorded charges against the resulting restructuring reserve of $13.0 million. During the quarter ended December 31, 1999 the Company recorded additional charges against the restructuring reserve of $3.6 million, leaving a reserve balance at December 31, 1999 of $9.3 million.

4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                     Three months ended
                                                         December 31,
                                                     1999          1998
                                                     ----          ----
 (in thousands, except per share data)

 Numerator for basic and diluted
      EPS - Net income (loss)                     $ (14,852)     $ 11,459

 Denominator:
      Weighted average number of
         common shares outstanding                   46,565        46,467
      Unearned shares                                   (10)          (56)
                                                  ----------     ---------
      Denominator for basic EPS                      46,555        46,411
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                        -           527
                                                  ----------     ---------
      Denominator for diluted EPS                    46,555        46,938
                                                  ==========     =========

      Earnings (loss) per common share - basic      $ (0.32)        $ .25
                                                  ==========     =========
      Earnings (loss) per common share - diluted    $ (0.32)        $ .24
                                                  ==========     =========

     Options to purchase 5,118,250 shares of common stock and 550,903 shares of unearned restricted stock were not included in the computation of diluted earnings per share for the quarter ended December 31, 1999 because their inclusion would have been antidilutive. Options to purchase 2,839,486 shares of common stock were not included in the computation of diluted EPS for quarter ended December 31, 1998 because their inclusion would have been antidilutive.

5. In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and seeks the loss of value in class members' stockholdings. The Company has filed motion to dismiss the amended complaint which has not yet been ruled upon by the court. The Company intends to defend such lawsuit vigorously.

     In addition, the Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters should have no material effect on the Company's results of operations or financial condition.

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $22 million at December 31, 1999. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $123 million at December 31, 1999. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company estimated maximum potential obligation under such repurchase agreements approximated $180 million at December 31, 1999. Losses under these repurchase agreements have not been significant in the past.

6. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                                 Three months ended
                                                    December 31,
                                                    ------------
(in thousands)                                1999               1998
                                              ----               ----
Revenues
      Retail                                $ 185,534         $ 243,424
      Manufacturing                           244,889           267,051
      Consumer finance                          7,016            15,906
      Insurance                                15,836            11,604
      Eliminations/other                     (129,823)         (148,601)
                                          ------------      ------------
                                            $ 323,452         $ 389,384
                                          ============      ============

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                $ (12,539)          $ 4,070
      Manufacturing                            35,817            24,251
      Consumer finance                         (5,035)            7,688
      Insurance                                 7,120             3,226
      Eliminations/other                      (36,664)          (12,451)
                                          ------------      ------------
                                              (11,301)           26,784
Interest expense                              (12,830)           (8,129)
Investment income                                 176               130
                                          ------------      ------------
Income (loss) before income taxes           $ (23,955)         $ 18,785
                                          ============      ============

Depreciation and amortization
      Retail                                  $ 2,424           $ 1,960
      Manufacturing                             4,092             4,137
      Consumer finance                          5,020             1,238
      Eliminations/other                        2,020             1,955
                                          ------------      ------------
                                             $ 13,556           $ 9,290
                                          ============      ============

Capital expenditures
      Retail                                  $ 2,696           $ 7,034
      Manufacturing                             2,378             7,152
      Consumer finance                            963               375
      Eliminations/other                        1,212             2,410
                                          ------------      ------------
                                              $ 7,249          $ 16,971
                                          ============      ============

                                          December 31,      September 30,
                                              1999              1999
                                              ----              ----
Identifiable assets
      Retail                                $ 533,552         $ 560,253
      Manufacturing                           645,678         1,038,673
      Consumer finance                        623,916           491,585
      Insurance                               117,784           132,691
      Eliminations/other                     (597,095)         (785,355)
                                          ------------      ------------
                                          $ 1,323,835       $ 1,437,847
                                          ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS


Three months ended December 31, 1999 compared to three months ended December 31, 1998

         The following table summarizes certain statistics for the quarters ended December 31, 1999 and 1998 :
                                                        1999          1998
                                                        ----          ----

Retail sales (in millions)                             $  182.6     $  241.6
Wholesale sales (in millions)                          $  114.9     $  118.2
Total sales (in millions)                              $  297.5     $  359.8
Gross profit % - integrated operations                     25.2%        34.6%
Gross profit % - wholesale operations                      13.2%        17.8%
New single-section homes sold - retail                    1,071        1,896
New multi-section homes sold - retail                     2,619        3,073
Used homes sold - retail                                    426          593
New single-section homes sold - wholesale                   856          732
New multi-section homes sold - wholesale                  2,498        2,608
Average new single-section sales price - retail         $31,100      $33,100
Average new multi-section sales price - retail          $55,600      $56,300
Average new single-section sales price - wholesale      $20,100      $21,600
Average new multi-section sales price - wholesale       $38,500      $39,000
Weighted average retail sales centers
  open during the period                                    400          361


NET SALES

The Company's sales volume was adversely affected by competitive industry conditions in the quarter ended December 31, 1999. Retail sales dollar volume decreased 24%, reflecting a 26% decrease in new unit volume and decreases of 6% and 1% in the average new unit sales prices of single-section and multi-section homes, respectively. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices declined as a result of various programs targeted at moving older inventory models. Multi-section homes accounted for 71% of retail new unit sales compared to 62% in the quarter ended December 31, 1998.

During the quarter ended December 31, 1999 the Company opened two new sales centers compared to four sales centers during the quarter ended December 31, 1998. The Company also closed 41 underperforming sales centers during the quarter ended December 31, 1999 as part of its previously announced restructuring plans compared to one closing during the quarter ended December 31, 1998. Total new retail sales dollars at sales centers open more than one year decreased 37% during the quarter ended December 31, 1999.

Wholesale sales dollar volume decreased 3% due to a higher percentage of single-section sales, which have lower average selling prices than multi-section homes, and lower average sales prices. Single-section sales accounted for 26% of wholesale unit sales compared to 22% in the quarter ended December 31, 1998. The average new unit sales prices of single-section and multi-section homes decreased 7% and 1%, respectively. The decrease in average new unit sales prices of single-section homes and in the multi-section mix was primarily due to the Company's Schult operations representing a lower percent of wholesale sales during the quarter ended December 31, 1999 compared to the quarter ended December 31, 1998. Schult, whose average sales prices and multi-section mix are higher than those of the Company's other wholesale operations, represented 69% of wholesale unit sales in the quarter ended December 31, 1999 compared to 82% in the quarter ended December 31, 1998.

GROSS PROFIT

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations decreased from 34.6% in the quarter ended December 31, 1998 to 25.2% in the quarter ended December 31, 1999 primarily as a result of competitive pricing and unfavorable manufacturing variances caused by reduced production schedules experienced during the first quarter of fiscal 2000.

Wholesale gross profit margins decreased from 17.8% in the quarter ended December 31, 1998 to 13.2% in the quarter ended December 31, 1999 as a result of competitive pricing and unfavorable manufacturing variances caused by reduced production schedules experienced during the first quarter of fiscal 2000.

The Company has significantly reduced its manufacturing production rates in order to reduce the level of inventories held for retail sale. The Company plans to reduce further its inventory levels from those at December 31, 1999 and, based on management's current expectation of retail sales, expects that continued reduced levels of production will be required to achieve its planned inventory levels. Accordingly, the Company expects gross margins to continue to be adversely affected by unfavorable manufacturing variances for the foreseeable future, particularly in the March 2000 quarter. In addition, competitive conditions in retail and wholesale distribution are expected to continue and are likely to adversely affect year over year gross margin comparisons for the remainder of fiscal 2000.

FINANCIAL SERVICES INCOME

Financial services income for the quarter ended December 31, 1999 includes a lower of cost or market charge of $8.7 million (approximately $5.4 million after tax, or $.12 per share) relating to loans held for sale. The charge resulted primarily from rising treasury rates that caused a decline in the spread between the yield on loans originated and the expected cost of funds when the loans are securitized.

For the quarter ended December 31, 1999 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.26% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.60% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At December 31, 1999 the Company had a total of 2,874 unsold properties in repossession or foreclosure (approximately

2.36% of the total number of Oakwood originated serviced assets) compared to 2,417, 1,776 and 1,430 at September 30, 1999, December 31, 1998 and September 30, 1998, respectively (approximately 1.97%, 1.55% and 1.28%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 410, 417, 323 and 295 relate to loans originated on behalf of Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, at December 31, 1999, September 30, 1999, December 31, 1998 and September 30, 1998, respectively.

At December 31, 1999 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, was 5.1%, compared to 4.2% at December 31, 1998. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

Financial services revenues include losses on the sale of asset-backed securities of $3.1 million, or $.04 per share, after tax, in the quarter ended December 31, 1999, compared to losses in the quarter ended December 31, 1998 of $1.4 million, or $.02 per share, after tax. The increase in securitization losses reflects principally a significant decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects lower loan yields resulting from both a shift in product mix toward multi-section loans and loans involving land, both of which generally carry lower coupons than single-section and non-land loans, and from generally lower interest rates prevailing in the marketplace when the loans were originated as compared to when they were securitized.

REMIC residual income increased from $1.9 million in the quarter ended December 31, 1998 to $4.4 million in the quarter ended December 31, 1999. The increase in residual income primarily reflects higher yields on the carrying value of residual interests which have been significantly reduced by impairment charges since the second quarter of fiscal 1998.

Interest income decreased from $10.6 million during the quarter ended December 31, 1998 to $9.0 million in the quarter ended December 31, 1999. The decrease primarily reflects lower average outstanding balances of loans held for sale prior to securitization due to decreased origination volume and the timing of securitizations. The decrease also reflects lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated. These decreases were partially offset by incremental interest income on retained regular REMIC interests from certain of the Company's post-1997 securitizations.

Loan servicing fees, which are reported net of amortization of servicing assets, decreased from $6.4 million during the quarter ended December 31, 1998 to $4.9 million in the quarter ended December 31, 1999. Servicing fees fell despite the growth of the Company's securitized loan portfolio primarily due to increased amortization of loan servicing assets.

Insurance revenues from the Company's captive reinsurance business increased 36% to $15.8 million in the quarter ended December 31, 1999 from $11.6 million in the quarter ended December 31, 1998. The increase is primarily due to the increased size of the Company's portfolio.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased to 26.1% of net sales in the quarter ended December 31, 1999 from 25.2% of net sales in the quarter ended December 31, 1998 primarily as a result of a lower sales base over which to spread the Company's fixed distribution costs. Management believes that the increase in selling, general and administrative expenses as a percent of sales largely was mitigated by cost reduction actions, particularly at retail, taken in the fourth quarter of fiscal 1999.

FINANCIAL SERVICES OPERATING EXPENSES

Consumer finance operating expenses rose $3.7 million, or 49%, during the quarter ended December 31, 1999. Of the total dollar increase, approximately $1.0 million represents higher compensation costs, including headcount additions in the loan servicing functions in order to improve the performance of the loan servicing portfolio over the long term and approximately $1.7 million represents other increases in servicing related costs. In addition, allocations of parent company costs, principally occupancy and telecommunications, increased by approximately $0.4 million.

Insurance operating costs increased 4% during the quarter ended December 31, 1999 principally due to higher claims costs associated with the increased size of the business. Insurance operating costs did not increase commensurately with the increase in insurance revenues primarily due to a larger percentage of insurance revenues being derived from credit life and home buyer protection policies, which have lower loss ratios than property damage policies, in the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

INTEREST EXPENSE

Interest expense increased $4.7 million, or 58%, during the quarter ended December 31, 1999 due principally to interest expense associated with the Company's March 1999 $300 million senior note offering. A portion of the proceeds from the senior note offering was used to retire $100 million of debt incurred in connection with the April 1, 1998 Schult acquisition. Interest costs on short-term line of credit borrowings approximated that incurred in the quarter ended December 31, 1998 due to the net effect of lower average balances outstanding and higher interest rates. The increase associated with the senior note offering was partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES

The Company's effective income tax rate was 38.0% in the quarter ended December 31, 1999 compared to 39.0% in the quarter ended December 31, 1998. The decrease reflects primarily limited state income tax benefits associated with certain losses and charges.

YEAR 2000

To date, there have been no significant disruptions to the Company's business resulting from failures of the Company's or its critical suppliers' and business partners' processes or systems as a result of the Year 2000 issue. Although the Company believes that it successfully avoided any significant disruption from the century rollover, it will continue to monitor all critical systems for the appearance of delayed complications or disruptions, most particularly any month-end, quarter-end and year-end processing that has yet to be executed in a production environment. In addition, the Company intends to continue to monitor problems, if any, relating to the leap year and problems, if any, encountered by suppliers or other third parties with whom the Company deals. The costs incurred by the Company for the assessment and conversion of systems related to Year 2000 readiness, which have been charged to expense, have not been material.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended December 31, 1999, the Company decreased inventories by $44 million as a result of inventory reduction measures implemented during the quarter ended September 30, 1999.

The decrease in loans and investments from September 30, 1999 principally reflects a decrease in loans held for sale from $280 million at September 30, 1999 to $228 million at December 31, 1999. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization.

Retail financing of sales of the Company's products is an integral part of the Company's vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by securitizing such loans, primarily using REMICs. Beginning in 1994, the Company generally sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly was not required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market. During the last 18 months, demand for subordinated securities, particularly securities rated BBB and below, has decreased dramatically. As a consequence of decreased demand, the Company has not sold any asset-backed securities rated less than single-A since its May 1999 loan securitization. The aggregate principal balance of the securities rated below single-A (including any initial overcollateralization of securitizations) represents approximately 13% of the aggregate principal balance of the loans securitized in transactions subsequent to May 1999.

At December 31, 1999 the Company owned subordinate asset-backed securities having a carrying value of approximately $75.7 million associated with certain of the Company's 1998, 1999 and 2000 securitizations, as well as subordinate asset-backed securities having a carrying value of approximately $8.7 million retained from securitization transactions prior to 1994. The Company considers these securities to be available for sale, and would consider opportunities to liquidate these securities based upon market conditions. Continued decreased demand for subordinate asset-backed securities at prices acceptable to the Company would require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for subordinate asset-backed securities. There can be no assurance that such alternative financing can be obtained.

The Company estimates that during the remainder of fiscal 2000 capital expenditures will approximate $30 million.

The Company has several credit facilities in place to provide for its short-term liquidity needs. The Company has a $325 million credit facility with a conduit commercial paper issuer to provide warehouse financing for loans prior to securitization. The Company also has a $125 million revolving credit facility with a group of banks which is available to fund additional working capital needs. The Company believes that these facilities should be adequate to meet the Company's short-term liquidity needs.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to: our ability to reduce our inventory levels; our anticipated capital expenditures for the remainder of fiscal 2000; and the adequacy of our existing credit facilities to meet our short-term liquidity needs. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect our sales and profitability; we may be unable to access sufficient capital to fund our retail finance activities; we may recognize special charges or experience increased costs in connection with our securitization or other financing activities; adverse changes in governmental regulations applicable to our business could negatively impact our business; we could suffer losses resulting from litigation (including shareholder class actions or other class action suits); our captive Bermuda reinsurance subsidiary could experience significant losses; we could experience increased credit losses or higher delinquency rates on loans that we originate; negative changes in general economic conditions in our markets could adversely impact us; we could lose the services of our key management personnel; and any other factors that generally affect companies in our lines of business could also adversely impact us. Should our underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

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

              In addition, the Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters should have no material effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

              At the Substitute Annual Meeting of Shareholders of the Registrant held on February 9, 2000, the shareholders elected Kermit G. Phillips, II, H. Michael Weaver and Francis T. Vincent, Jr. as directors and approved the selection of PricewaterhouseCoopers LLP as independent accountants. The following table sets forth the votes on each such matter:


                                 FOR       AGAINST    ABSTAIN     NOT VOTED
                                 ----      -------    -------     ---------
Election of Directors
(by nominee)
Kermit G. Phillips, II        39,854,144     --      2,672,144    4,598,274
H. Michael Weaver             39,858,290     --      2,667,998    4,598,274
Francis T. Vincent, Jr.       39,828,127     --      2,698,161    4,598,274


Approval of selection of
PricewaterhouseCoopers LLP as
Independent Accountants
                              40,734,076  1,651,245   140,967     4,598,274

Item 6. Exhibits and Reports on Form 8-K

        a)      Exhibits

                 (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                 (27)     Financial Data Schedule


        b)      Reports on Form 8-K

                No reports on Form 8-K were filed for the quarter ended December 31, 1999.

        Items 2, 3, 4 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  February 14, 2000


                                            OAKWOOD HOMES CORPORATION


                                            BY:  /s/  Robert A. Smith
                                                 -------------------------
                                                 Robert A. Smith
                                                 Executive Vice President
                                                 (Chief Financial Officer)
                                                 (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                      Commission File Number
   December 31, 1999                                  1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.  Exhibit Description

          4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

         27     Financial Data Schedule