Form 10-Q
period 2000-03-31
OAKWOOD HOMES CORP
filed 2000-05-15
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 or
(   ) Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to _______


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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2000.

              Common Stock, Par Value $.50 Per Share . . . . . . . . .47,124,562

   PART I.          FINANCIAL INFORMATION

   Item 1.  Financial Statements
            --------------------

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                              Three months ended
                                                                  March 31,
                                                                  ---------
                                                          2000                  1999
                                                          ----                  ----
 Revenues
      Net sales                                            $ 271,349             $ 367,095
      Financial services
         Consumer finance, net of impairment and
            valuation provisions                              14,588                14,504
         Insurance                                            14,595                11,949
                                                    -----------------     -----------------
                                                              29,183                26,453
      Other income                                             2,272                 2,800
                                                    -----------------     -----------------
            Total revenues                                   302,804               396,348
                                                    -----------------     -----------------

 Costs and expenses
      Cost of sales                                          215,511               260,004
      Selling, general and administrative expenses            78,642                93,660
      Financial services operating expenses
         Consumer finance                                     10,361                 9,117
         Insurance                                             8,221                 7,212
                                                    -----------------     -----------------
                                                              18,582                16,329
      Reversal of restructuring charges                       (4,351)                    -
      Provision for losses on credit sales                       740                 1,311
      Interest expense                                        12,995                 9,186
                                                    -----------------     -----------------
            Total costs and expenses                         322,119               380,490
                                                    -----------------     -----------------

 Income (loss) before income taxes                           (19,315)               15,858
 Provision for income taxes                                   (7,339)                6,185
                                                    -----------------     -----------------

 Net income (loss)                                         $ (11,976)              $ 9,673
                                                    =================     =================

 Earnings (loss) per share
         Basic                                               $ (0.26)                $ .21
         Diluted                                             $ (0.26)                $ .21

 Dividends per share                                           $ .01                 $ .01

 Weighted average number of
      common shares outstanding
         Basic                                                46,574                46,434
         Diluted                                              46,574                47,172


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                                  Six months ended
                                                                     March 31,
                                                                     ---------
                                                           2000                     1999
                                                           ----                     ----
 Revenues
      Net sales                                              $ 568,843                $ 726,909
      Financial services revenues
         Consumer finance, net of impairment and
            valuation provisions                                21,604                   30,410
         Insurance                                              30,431                   23,553
                                                    -------------------      -------------------
                                                                52,035                   53,963
      Other income                                               5,378                    4,860
                                                    -------------------      -------------------
            Total revenues                                     626,256                  785,732
                                                    -------------------      -------------------

 Costs and expenses
      Cost of sales                                            451,760                  515,185
      Selling, general and administrative expenses             156,203                  184,353
      Financial services operating expenses
         Consumer finance                                       21,652                   16,685
         Insurance                                              16,937                   15,590
                                                    -------------------      -------------------
                                                                38,589                   32,275
      Reversal of restructuring charges                         (4,351)                       -
      Provision for losses on credit sales                       1,500                    1,961
      Interest expense                                          25,825                   17,315
                                                    -------------------      -------------------
            Total costs and expenses                           669,526                  751,089
                                                    -------------------      -------------------

 Income (loss) before income taxes                             (43,270)                  34,643
 Provision for income taxes                                    (16,442)                  13,511
                                                    -------------------      -------------------

 Net income (loss)                                           $ (26,828)                $ 21,132
                                                    ===================      ===================

 Earnings (loss) per share
         Basic                                                 $ (0.58)                   $ .46
         Diluted                                               $ (0.58)                   $ .45

 Dividends per share                                             $ .02                    $ .02

 Weighted average number of
      common shares outstanding
         Basic                                                  46,565                   46,423
         Diluted                                                46,565                   47,055

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                           Three months ended       Six months ended
                                                 March 31,              March 31,
                                                ----------              ---------
                                            2000        1999        2000        1999
                                            ----        ----        ----        ----

Net income (loss)                        $ (11,976)   $ 9,673     $(26,828)   $ 21,132
     Unrealized gains on securities
        available for sale, net of tax       5,688          -        3,420           -
                                         ----------   --------   ----------  ----------
Comprehensive income (loss)               $ (6,288)   $ 9,673     $(23,408)   $ 21,132
                                         ==========   ========   ==========  ==========



See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                              March 31,               September 30,
 ASSETS                                                         2000                      1999
                                                                ----                      ----
 Cash and cash equivalents                                         $ 28,366                   $ 26,939
 Loans and investments                                              293,725                    430,865
 Other receivables                                                   87,417                     98,317
 Inventories
         Manufactured homes                                         315,855                    382,817
         Work-in-process, materials and supplies                     39,744                     46,463
         Land/homes under development                                14,964                     14,318
                                                         -------------------       --------------------
                                                                    370,563                    443,598
 Properties and facilities                                          249,277                    251,069
 Deferred income taxes                                               31,157                     30,712
 Other assets                                                       144,186                    156,347
                                                         -------------------       --------------------
                                                                $ 1,204,691                $ 1,437,847
                                                         ===================       ====================
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                             $ 47,000                  $ 199,800
 Notes and bonds payable                                            342,948                    352,164
 Accounts payable and accrued liabilities                           210,956                    243,525
 Insurance reserves and unearned premiums                            74,535                     89,404
 Other long-term obligations                                         26,934                     26,962

 Shareholders' equity
         Common stock, $.50 par value; 100,000,000
            shares authorized; 47,125,000 and 47,107,000
            shares issued and outstanding                            23,562                     23,554
         Additional paid-in capital                                 170,957                    171,185
         Retained earnings                                          299,056                    326,825
                                                         -------------------       --------------------
                                                                    493,575                    521,564
         Accumulated other comprehensive income, net of
            income taxes of $5,622 and $3,781                        10,441                      7,021
         Unearned compensation                                       (1,698)                    (2,593)
                                                         -------------------       --------------------
                                                                    502,318                    525,992
                                                         -------------------       --------------------
                                                                $ 1,204,691                $ 1,437,847
                                                         ===================       ====================

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                          Six months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                      2000                    1999
                                                                                      ----                    ----
 Operating activities
      Net income (loss)                                                            $ (26,828)               $ 21,132
      Adjustments to reconcile net income (loss) to cash provided (used)
         by operating activities
         Depreciation and amortization                                                25,434                  21,068
         Deferred income taxes                                                        (2,286)                  1,210
         Provision for losses on credit sales                                          1,500                   1,961
         Losses on loans sold or held for sale                                        14,136                   1,565
         Losses on sale of securities                                                  4,441                       -
         Impairment and valuation provisions                                             742                   3,549
         Excess of cash received over REMIC residual income
            recognized                                                                 7,196                  12,102
         Reversal of restructuring charges                                            (4,351)                      -
         Other                                                                         5,415                     637
         Changes in assets and liabilities
            Other receivables                                                          1,268                  (9,335)
            Inventories                                                               73,035                (130,266)
            Deferred insurance policy acquisition costs                                  861                  (1,602)
            Other assets                                                              (6,991)                (11,202)
            Accounts payable and accrued liabilities                                 (28,990)                 (4,555)
            Insurance reserves and unearned premiums                                 (14,869)                  8,733
            Other long-term obligations                                                 (637)                    (61)
                                                                             ---------------        ----------------
                Cash provided (used) by operations                                    49,076                 (85,064)
            Loans originated                                                        (479,061)               (671,594)
            Purchase of loans and securities                                               -                (108,297)
            Sale of loans                                                            582,202                 641,723
            Principal receipts on loans                                               12,423                  17,652
                                                                             ---------------        ----------------
                Cash provided (used) by operating activities                         164,640                (205,580)
                                                                             ---------------        ----------------

 Investing activities
         Acquisition of properties and facilities                                    (12,413)                (26,170)
         Investment in and advances to joint venture                                       -                  22,150
         Other                                                                        11,952                  (8,470)
                                                                             ---------------        ----------------
               Cash (used) by investing activities                                      (461)                (12,490)
                                                                             ---------------        ----------------

Financing activities
         Net (repayments) on short-term credit facilities             (152,800)              (88,576)
         Proceeds from issuance of notes and bonds payable                   -               307,878
         Payments on notes and bonds                                    (9,040)               (6,432)
         Cash dividends                                                   (942)                 (937)
         Proceeds from exercise of stock options                            30                   163
                                                                ---------------      ----------------
                Cash provided (used) by financing activities          (162,752)              212,096
                                                                ---------------      ----------------

 Net increase (decrease) in cash and cash equivalents                    1,427                (5,974)

 Cash and cash equivalents
         Beginning of period                                            26,939                28,971
                                                                ---------------      ----------------
         End of period                                                $ 28,366              $ 22,997
                                                                ===============      ================






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

2.  The components of loans and investments are as follows:

                                                                         March 31,            September 30,
                                                                           2000                   1999
                                                                           ----                   ----
 (in thousands)

 Loans held for sale, net of valuation allowances
      of $3,662 at September 30, 1999                                      $ 160,505                 $ 279,927
 Loans held for investment                                                    40,906                    48,015
 Less:  reserve for uncollectible receivables                                 (3,473)                   (3,032)
                                                                      ---------------      --------------------
                Total loans receivable                                       197,938                   324,910
                                                                      ---------------      --------------------

 Retained interests in REMIC securitizations available for sale, exclusive of loan servicing assets and liabilities,
      at fair value
         Regular interests                                                    59,704                    69,325
         Residual interests                                                   36,083                    36,630
                                                                      ---------------      --------------------
             Total retained REMIC interests, at fair value
               (amortized cost of $79,724 and $95,153)                        95,787                   105,955
                                                                      ---------------      --------------------
                                                                           $ 293,725                 $ 430,865
                                                                      ===============      ====================

3. During the fourth quarter of fiscal 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, temporarily idling five others and the closing of approximately 40 sales centers, and recorded charges against the resulting restructuring reserve of $13.0 million. During the quarters ended March 31, 2000 and December 31, 1999 the Company recorded additional charges against the restructuring reserve of $1.7 million and $3.6 million, respectively. In addition, during the quarter ended March 31, 2000 the Company reversed to income $4.4 million of the remaining reserve to reflect resolution of certain uncertainties. The remaining reserve balance at March 31, 2000 was $3.2 million.

4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                        Three months ended                      Six months ended
                                                            March 31,                              March 31,
                                                            ----------                             ---------
                                                      2000               1999               2000                1999
                                                      ----               ----               ----                ----
 (in thousands, except per share data)

 Numerator for basic and diluted
      EPS - Net income (loss)                       $ (11,976)         $ 9,673            $ (26,828)          $ 21,132

 Denominator:
      Weighted average number of
         common shares outstanding                     46,574           46,480               46,570             46,474
      Unearned shares                                       -              (46)                  (5)               (51)
                                                    ----------    -------------     ----------------    ---------------
      Denominator for basic EPS                        46,574           46,434               46,565             46,423
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                          -              738                    -                632
                                                    ----------    -------------     ----------------    ---------------
      Denominator for diluted EPS                      46,574           47,172               46,565             47,055
                                                    ==========    =============     ================    ===============

      Earnings (loss) per common share - basic        $ (0.26)           $ .21              $ (0.58)             $ .46
                                                    ==========    =============     ================    ===============
      Earnings (loss) per common share - diluted      $ (0.26)           $ .21              $ (0.58)             $ .45
                                                    ==========    =============     ================    ===============


     Options to purchase 5,118,250 and 4,606,750 shares of common stock and 550,903 shares of unearned restricted stock were not included in the computation of diluted earnings per share for the first and second quarters of fiscal 2000, respectively, because their inclusion would have been antidilutive. Options to purchase 2,839,486 and 1,642,826 shares of common stock were not included in the computation of diluted earnings per share for the first and second quarters of fiscal 1999, respectively, because their inclusion would have been antidilutive.

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

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $20 million at March 31, 2000. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $123 million at March 31, 2000. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company estimated maximum potential obligation under such repurchase agreements approximated $203 million at March 31, 2000. Losses under these repurchase agreements have not been significant in the past.

6. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                                            Three months ended                          Six months ended
                                                                March 31,                                  March 31,
                                                                ----------                                 ---------
(in thousands)                                         2000                   1999                  2000               1999
                                                       ----                   ----                  ----               ----
Revenues
      Retail                                             $ 178,294               $ 271,922          $ 363,828           $ 515,346
      Manufacturing                                        165,393                 247,124            410,282             514,175
      Consumer finance                                      14,588                  14,504             21,604              30,410
      Insurance                                             14,595                  11,949             30,431              23,553
      Eliminations/other                                   (70,066)               (149,151)          (199,889)           (297,752)
                                                -------------------    --------------------    ---------------    ----------------
                                                         $ 302,804               $ 396,348          $ 626,256           $ 785,732
                                                ===================    ====================    ===============    ================

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                             $ (14,856)                $ 1,585          $ (27,395)            $ 5,655
      Manufacturing                                           (441)                 21,907             35,376              46,158
      Consumer finance                                       3,487                   4,076             (1,548)             11,764
      Insurance                                              6,374                   4,737             13,494               7,963
      Eliminations/other                                    (1,020)                 (7,488)           (37,684)            (19,939)
                                                -------------------    --------------------    ---------------    ----------------
                                                            (6,456)                 24,817            (17,757)             51,601
Interest expense                                           (12,995)                 (9,186)           (25,825)            (17,315)
Investment income                                              136                     227                312                 357
                                                -------------------    --------------------    ---------------    ----------------
Income (loss) before income taxes                        $ (19,315)               $ 15,858          $ (43,270)           $ 34,643
                                                ===================    ====================    ===============    ================

Depreciation and amortization
      Retail                                               $ 2,515                 $ 2,210            $ 4,939             $ 4,170
      Manufacturing                                          4,352                   5,221              8,444               9,358
      Consumer finance                                       2,859                   2,306              7,879               3,544
      Eliminations/other                                     2,152                   2,041              4,172               3,996
                                                -------------------    --------------------    ---------------    ----------------
                                                          $ 11,878                $ 11,778           $ 25,434            $ 21,068
                                                ===================    ====================    ===============    ================

Capital expenditures
      Retail                                               $ 2,066                 $ 4,434            $ 4,762            $ 11,468
      Manufacturing                                          1,165                   4,727              3,543              11,879
      Consumer finance                                       1,010                       -              1,973                 375
      Eliminations/other                                       923                      38              2,135               2,448
                                                -------------------    --------------------    ---------------    ----------------
                                                           $ 5,164                 $ 9,199           $ 12,413            $ 26,170
                                                ===================    ====================    ===============    ================

                                                     March 31,            September 30,
                                                       2000                   1999
                                                       ----                   ----
Identifiable assets
      Retail                                             $ 500,140               $ 560,253
      Manufacturing                                        654,262               1,038,673
      Consumer finance                                     485,528                 491,585
      Insurance                                            118,375                 132,691
      Eliminations/other                                  (553,614)               (785,355)
                                                -------------------    --------------------
                                                       $ 1,204,691             $ 1,437,847
                                                ===================    ====================

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                              RESULTS OF OPERATIONS


Three months ended March 31, 2000 compared to three months ended March 31, 1999

         The following table summarizes certain statistics for the quarters ended March 31, 2000 and 1999:

                                                                                      2000              1999
                                                                                      ----              ----
Retail sales (in millions)                                                           $  176.2         $  267.7
Wholesale sales (in millions)                                                        $   95.1         $   99.4
Total sales (in millions)                                                            $  271.3         $  367.1
Gross profit % - integrated operations                                                   25.3%            34.1%
Gross profit % - wholesale operations                                                    11.7%            15.9%
New single-section homes sold - retail                                                  1,427            2,999
New multi-section homes sold - retail                                                   2,289            2,986
Used homes sold - retail                                                                  465              662
New single-section homes sold - wholesale                                                 746              688
New multi-section homes sold - wholesale                                                2,105            2,247
Average new single-section sales price - retail                                       $31,900          $32,000
Average new multi-section sales price - retail                                        $54,600          $55,500
Average new single-section sales price - wholesale                                    $21,400          $21,900
Average new multi-section sales price - wholesale                                     $37,500          $37,300
Weighted average retail sales centers
  open during the period                                                                  374              373

NET SALES

The Company's sales volume was adversely affected by competitive industry conditions during the quarter ended March 31, 2000. Retail sales dollar volume decreased 34%, reflecting a 38% decrease in new unit volume and a decrease of 2% in the average new unit sales prices of multi-section homes. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices declined as a result of various programs targeted at moving older inventory models and competitive pricing pressure. Multi-section homes accounted for 62% of retail new unit sales compared to 50% in the quarter ended March 31, 1999.

During the quarter ended March 31, 2000 the Company opened four new sales centers compared to 27 sales centers during the quarter ended March 31, 1999. The Company also closed two underperforming sales centers during both of the quarters ended March 31, 2000 and 1999. Total new retail sales dollars at sales centers open more than one year decreased 41% during the quarter ended March 31, 2000.

Wholesale sales dollar volume decreased 4% due to a higher percentage of single-section sales, which have lower average selling prices than multi-section homes, and lower average sales prices on single-section homes. Single-section sales accounted for 26% of wholesale unit sales compared to 23% in the quarter ended March 31, 1999. The average new unit sales prices of single-section homes decreased 2%. The decrease in average new unit sales prices of single-section homes was primarily due to the Company's Schult operations representing a lower percentage of single-section wholesale sales during the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999. Schult, whose average sales prices are higher than those of the Company's other wholesale operations, represented 80% of single-section wholesale unit sales in the quarter ended March 31, 2000 compared to 93% in the quarter ended March 31, 1999.

GROSS PROFIT

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations decreased from 34.1% in the quarter ended March 31, 1999 to 25.3% in the quarter ended March 31, 2000 primarily as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended March 31, 2000.

Wholesale gross profit margins decreased from 15.9% in the quarter ended March 31, 1999 to 11.7% in the quarter ended March 31, 2000 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended March 31, 2000.

The Company has significantly reduced its manufacturing production rates in order to reduce the level of inventories held for retail sale. The Company plans to reduce further its inventory levels from those at March 31, 2000. However, based on management's current expectations of retail sales, the Company believes this reduction can be accomplished while beginning to increase production at certain plants. These increased production rates should result in reduced unfavorable manufacturing variances. However, competitive pricing conditions in retail and wholesale distribution are expected to continue and are likely to adversely affect year over year gross margin comparisons for the remainder of fiscal 2000.

CONSUMER FINANCE REVENUES

Consumer finance revenues are summarized as follows:


                                              Three months ended
                                                   March 31,
(in thousands)                              2000              1999
                                            ----              ----

Interest income                           $ 10,574           $ 9,049
Servicing fees                               5,160             4,979
REMIC residual income                        5,911             1,887
Loss on sale of loans                       (2,385)             (118)
Loss on sale of securities                  (4,441)                -
Impairment and valuation
    provisions                                (742)           (1,615)
Other                                          511               322
                                    ---------------    --------------
                                          $ 14,588          $ 14,504
                                    ===============    ==============

The increase in interest income reflects incremental interest income on retained regular REMIC interests from certain of the Company's post-1997 securitizations. The increase also reflects higher average outstanding balances of loans held for sale prior to securitization. These increases were partially offset by lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated.

The increase in residual income reflects significantly higher yields on retained residual interests in REMIC securitizations.

The loss on sale of loans during the quarter ended March 31, 2000 reflects the completion of a $328 million securitization, and is in addition to a provision of $8,692,000 recorded at December 31, 1999 to reduce the carrying value of loans held for sale to the lower of cost or market at that date. The increase in securitization losses reflects principally a significant decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects, in part, generally lower interest rates prevailing in the marketplace when the loans were originated as compared to when they were securitized.

The loss on sale of securities reflects the sale of all BBB rated asset-backed securities retained by the Company from securitizations prior to December 31, 1999.

Impairment and valuation provisions are summarized as follows:


                                                    Three months ended
                                                         March 31,
                                                  -----------------------
(in thousands)                                    2000               1999
                                                  ----               ----

Impairment writedowns of residual
    REMIC interests                            $      -            $ 1,615
Impairment writedowns of regular
    REMIC interests                               3,690                  -
Valuation allowances on servicing
    contracts                                     2,844                  -
Reduction of previously recorded
    valuation allowances on servicing
    contracts                                    (6,401)                 -
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                                 609                  -
                                          --------------    ---------------
                                               $    742            $ 1,615
                                          ==============    ===============


Except for the impairment writedown relating to regular REMIC interests, these charges and credits generally resulted from changes in assumptions of credit losses on securitized loans. The impairment writedown of regular REMIC interests reflects the Company's determination that the decline in fair value of a retained REMIC regular interest below its amortized cost was other than temporary.

For the quarter ended March 31, 2000 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 2.32% on an annualized basis of the average principal balance of the related loans, compared to approximately 2.43% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At March 31, 2000 the Company had a total of 2,809 unsold properties in repossession or foreclosure (approximately 2.29% of the total number of Oakwood originated serviced assets) compared to 2,874, 1,267 and 1,776 at December 31, 1999, March 31, 1999 and December 31, 1998, respectively (approximately 2.36%, 1.08% and 1.55%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 414, 410, 303 and 323 relate to loans originated on behalf of Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, at March 31, 2000, December 31, 1999, March 31, 1999 and September 30, 1998, respectively.

At March 31, 2000 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, was 3.5%, compared to 3.0% at March 31, 1999. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

INSURANCE REVENUES

Insurance revenues from the Company's captive reinsurance business increased 22% to $14.6 million in the quarter ended March 31, 2000 from $11.9 million in the quarter ended March 31, 1999, primarily due to the increased size of the Company's insurance portfolio compared to the prior year quarter. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. Because of the decline in year-over-year retail sales, the increase in insurance revenues may not continue and, if the adverse sales trend continues, insurance revenues should be expected to decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $15.0 million, or 16.0%, during the quarter ended March 31, 2000 compared to the prior year. The decrease is primarily due to cost reduction actions, particularly at retail, taken in the fourth quarter of fiscal 1999, as well as reduced sales volumes. However, as a percentage of net sales, selling, general and administrative expenses increased to 29.0% in the quarter ended March 31, 2000 from 25.5% in the quarter ended March 31, 1999 primarily as a result of a lower sales base over which to spread the Company's fixed distribution costs and higher service costs.

CONSUMER FINANCE OPERATING EXPENSES

Consumer finance operating expenses rose $1.2 million, or 14%, during the quarter ended March 31, 2000. The increase is primarily due to higher compensation costs, including headcount additions in the loan servicing functions in order to improve the performance of the loan servicing portfolio over the long term.

INSURANCE OPERATING EXPENSES

Insurance operating costs in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999 did not increase commensurately with the increase in insurance revenues because a larger percentage of insurance revenues were derived from products with lower loss ratios. Insurance operating costs did increase 14% during the quarter ended March 31, 2000 principally due to higher claims costs associated with the increased size of the business. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

INTEREST EXPENSE

Interest expense increased $3.8 million, or 41%, during the quarter ended March 31, 2000 due principally to interest expense associated with the Company's March 1999 $300 million senior note offering. A portion of the proceeds from the senior note offering was used to retire $100 million of debt incurred in connection with the April 1, 1998 Schult acquisition. Interest costs on short-term line of credit borrowings also increased due to the net effect of higher interest rates and lower average balances outstanding. These increases were partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES

The Company's effective income tax rate was 38.0% in the quarter ended March 31, 2000 compared to 39.0% in the quarter ended March 31, 1999. The decrease reflects primarily limited state income tax benefits associated with certain losses and charges.

Six months ended March 31, 2000 compared to six months ended March 31, 1999

         The following table summarizes certain statistics for the six months ended March 31, 2000 and 1999:

                                                                                      2000              1999
                                                                                      ----              ----
Retail sales (in millions)                                                           $  358.9         $  509.3
Wholesale sales (in millions)                                                        $  209.9         $  217.6
Total sales (in millions)                                                            $  568.8         $  726.9
Gross profit % - integrated operations                                                   25.3%            34.3%
Gross profit % - wholesale operations                                                    12.6%            16.9%
New single-section homes sold - retail                                                  2,498            4,895
New multi-section homes sold - retail                                                   4,908            6,059
Used homes sold - retail                                                                  891            1,255
New single-section homes sold - wholesale                                               1,602            1,420
New multi-section homes sold - wholesale                                                4,603            4,855
Average new single-section sales price - retail                                       $31,500          $32,400
Average new multi-section sales price - retail                                        $55,100          $55,900
Average new single-section sales price - wholesale                                    $20,700          $21,800
Average new multi-section sales price - wholesale                                     $38,100          $38,200
Weighted average retail sales centers
  open during the period                                                                  389              368

NET SALES

The Company's sales volume was adversely affected by competitive industry conditions during the six months ended March 31, 2000. Retail sales dollar volume decreased 30%, reflecting a 32% decrease in new unit volume and decreases of 3% and 1% in the average new unit sales prices of single-section and multi-section homes, respectively. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices declined as a result of various programs targeted at moving older inventory models and competitive pricing pressure. Multi-section homes accounted for 66% of retail new unit sales compared to 55% in the six months ended March 31, 1999.

During the six months ended March 31, 2000 the Company opened six new sales centers compared to 31 sales centers during the six months ended March 31, 1999. The Company also closed 43 underperforming sales centers during the six months ended March 31, 2000 primarily resulting from its previously announced restructuring plans compared to three during the six months ended March 31, 1999. Total new retail sales dollars at sales centers open more than one year decreased 40% during the six months ended March 31, 2000.

Wholesale sales dollar volume decreased 4% due to a higher percentage of single-section sales, which have lower average selling prices than multi-section homes, and lower average sales prices on single-section homes. Single-section sales accounted for 26% of wholesale unit sales compared to 23% in the six months ended March 31, 1999. The average new unit sales prices of single-section homes decreased 5%. The decrease in average new unit sales prices of single-section homes was primarily due to the Company's Schult operations representing a lower percentage of single-section wholesale sales during the six months ended March 31, 2000 compared to the six months ended March 31, 1999. Schult, whose average sales prices are higher than those of the Company's other wholesale operations, represented 69% of single-section wholesale unit sales during the six months ended March 31, 2000 compared to 92% during the six months ended March 31, 1999.

GROSS PROFIT

Gross profit margin - integrated operations decreased from 34.3% during the six months ended March 31, 1999 to 25.3% during the six months ended March 31, 2000 primarily as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the first six months of fiscal 2000.

Wholesale gross profit margins decreased from 16.9% during the six months ended March 31, 1999 to 12.6% during the six months ended March 31, 2000 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the first six months of fiscal 2000.

CONSUMER FINANCE REVENUES

Consumer finance revenues are summarized as follows:

                                                      Six months ended
                                                           March 31,
                                                    ----------------------
(in thousands)                                      2000              1999
                                                    ----              ----

Interest income                                   $ 19,581          $ 19,698
Servicing fees                                      10,093            11,377
REMIC residual income                               10,293             3,761

Losses on loans sold or held for sale:
    Loss on sale of loans                           (5,444)           (1,565)
    Valuation allowance on loans
    held for sale                                   (8,692)                -
                                            ---------------    --------------
                                                   (14,136)           (1,565)

Loss on sale of securities                          (4,441)                -
Impairment and valuation
    provisions                                        (742)           (3,549)
Other                                                  956               688
                                            ---------------    --------------
                                                  $ 21,604          $ 30,410
                                            ===============    ==============

The decrease in interest income primarily reflects lower average outstanding balances of loans held for sale prior to securitization. The decrease also reflects lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated. These decreases were partially offset by incremental interest income on retained regular REMIC interests from certain of the Company's post-1997 securitizations.

Loan servicing fees, which are reported net of amortization of servicing assets, fell despite the growth of the Company's securitized loan portfolio primarily due to increased amortization of loan servicing assets.

The increase in residual income reflects significantly higher yields on retained residual interests in REMIC securitizations.

The loss on sale of loans for the six months ended March 31, 2000 reflects the completion of two securitizations. In addition, during the period the Company recorded a provision of $8,692,000 to reduce the carrying value of loans held for sale to the lower of cost or market, resulting in aggregate losses on loans sold or held for sale of $14.1 million, compared to $1.6 million in the prior year period. The increase in securitization losses reflects principally a significant decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects, in part, generally lower loan yields resulting from a shift in product mix toward loans involving land, which generally carry lower coupons than non-land loans, and from generally lower interest rates prevailing in the marketplace when the loans were originated as compared to when they were securitized.

The loss on sale of securities reflects the sale of all BBB rated asset-backed securities retained by the Company from securitizations prior to December 31, 1999.

Impairment and valuation provisions are summarized as follows:

                                                    Six months ended
                                                        March 31,
                                                -----------------------
(in thousands)                                  2000               1999
                                                ----               ----

Impairment writedowns of residual
    REMIC interests                      $          -       $      3,549
Impairment writedowns of regular
    REMIC interests                             3,690                  -
Valuation provisions on servicing
    contracts                                   2,844                  -
Reductions of previously recorded
    valuation allowance on servicing
    contracts                                  (6,401)                 -
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                               609                  -
                                        --------------    ---------------
                                          $       742       $      3,549
                                        ==============    ===============

Except for the impairment charge relating to regular REMIC interests, these charges and credits generally resulted from changes in assumptions of credit losses on securitized loans. The impairment writedown of regular REMIC interests reflects the Company's determination that the decline in fair value of a retained REMIC regular interest below its amortized cost was other than temporary.

For the six months ended March 31, 2000 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.78% on an annualized basis of the average principal balance of the related loans, compared to approximately 2.02% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At March 31, 2000 the Company had a total of 2,809 unsold properties in repossession or foreclosure (approximately 2.29% of the total number of Oakwood originated serviced assets) compared to 2,417, 1,267, and 1,430 at September 30, 1999, March 31, 1999 and September 30, 1998,
respectively (approximately 1.97%, 1.08 and 1.28%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 414, 417, 303 and 295 relate to loans originated on behalf of DFC at March 31, 2000, September 30, 1999, March 31, 1999 and September 30, 1998, respectively.

INSURANCE REVENUES

Insurance revenues from the Company's captive reinsurance business increased 29% to $30.4 million for the six months ended March 31, 2000 from $23.6 million for the six months ended March 31, 1999, primarily due to the increased size of the Company's insurance portfolio compared to the prior year period. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. Because of the decline in year-over-year retail sales, the increase in insurance revenues may not continue and, if the adverse sales trend continues, insurance revenues should be expected to decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased $28.2 million, or 15.3%, during the six months ended March 31, 2000 compared to the prior year. The decrease is primarily due to cost reduction actions, particularly at retail, taken in the fourth quarter of fiscal 1999, as well as reduced sales volumes. However, as a percentage of net sales, selling, general and administrative expenses increased to 27.5% for the six months ended March 31, 2000 from 25.4% last year primarily as a result of a lower sales base over which to spread the Company's fixed distribution costs and higher service costs.

CONSUMER FINANCE OPERATING EXPENSES

Consumer finance operating expenses rose $5.0 million, or 30%, during the six months ended March 31, 2000. Of the total dollar increase, approximately $2.2 million represents higher compensation costs, including headcount additions in the loan servicing functions in order to improve the performance of the loan servicing portfolio over the long term and approximately $1.1 million represents other increases in servicing related costs. In addition, allocations of parent company costs, principally occupancy and telecommunications, increased by approximately $0.8 million.

INSURANCE OPERATING EXPENSES

Insurance operating costs for the six months ended March 31, 2000 as compared to the prior year did not increase commensurately with the increase in insurance revenues because a larger percentage of insurance revenues were derived from products with lower loss ratios. Insurance operating costs did increase 9% during the six months ended March 31, 2000 principally due to higher claims costs associated with the increased size of the business.

Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

INTEREST EXPENSE

Interest expense increased $8.5 million, or 49%, during the six months ended March 31, 2000 due principally to interest expense associated with the Company's March 1999 $300 million senior note offering. A portion of the proceeds from the senior note offering was used to retire $100 million of debt incurred in connection with the April 1, 1998 Schult acquisition. Interest costs on short-term line of credit borrowings also increased due to the net effect of higher interest rates and lower average balances outstanding. These increases were partially offset by lower interest expense on declining and retired long-term debt balances.

INCOME TAXES

The Company's effective income tax rate was 38.0% in the six months ended March 31, 2000 compared to 39.0% in 1999. The decrease reflects primarily limited state income tax benefits associated with certain losses and charges.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2000, the Company decreased inventories by $73 million as a result of inventory reduction measures initiated during the quarter ended September 30, 1999.

The decrease in loans and investments from September 30, 1999 principally reflects a decrease in loans held for sale from $280 million at September 30, 1999 to $161 million at March 31, 2000. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securtization transactions affect the amount of loans held for sale at any point in time.

Retail financing of sales of the Company's products is an integral part of the Company's vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by securitizing such loans, primarily using REMICs. Beginning in 1994, the Company generally sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly was not required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market. During the last 18 months, demand for subordinated securities, particularly securities rated BBB and below, has decreased dramatically. As a consequence of decreased demand, the Company has not sold any asset-backed securities rated less than BBB since its May 1999 loan securitization. As discussed above, during the quarter ended March 31, 2000 the Company sold all BBB rated asset-backed securities retained by the Company from securtizations prior to December 31, 1999, as well as the BBB rated security created in the securitization closed in the March quarter. The aggregate principal balance of the securities rated below BBB (including any initial overcollateralization) represents approximately 8% of the aggregate principal balance of the loans securitized in transactions subsequent to May 1999, and was 9.25% of the aggregate principal balance of loans securitized in the March 2000 securitization.

At March 31, 2000 the Company owned subordinated asset-backed securities having a carrying value of approximately $50.7 million associated with certain of the Company's 1998, 1999 and 2000 securitizations, as well as subordinated asset-backed securities having a carrying value of approximately $9.0 million retained from securitization transactions prior to 1994. The Company considers these securities to be available for sale, and would consider opportunities to liquidate these securities based upon market conditions. Continued decreased demand for subordinated asset-backed securities at prices acceptable to the Company would require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained.

The Company estimates that during the remainder of fiscal 2000 capital expenditures will approximate $25 million.

The Company has several credit facilities in place to provide for its short-term liquidity needs. The Company has a $325 million credit facility with a conduit commercial paper issuer to provide warehouse financing for loans prior to securitization. The Company also has a $125 million revolving credit facility with a group of banks which is available to fund additional working capital needs. The Company believes that these facilities should be adequate to meet the Company's short-term liquidity needs. These facilities expire in November 2000. The Company intends to negotiate a renewal or replacement of these facilities prior to such expiration.


FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to: our ability to reduce our inventory levels while increasing production at certain plants and the adequacy of our existing credit facilities to meet our short-term liquidity needs. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
         Not applicable.

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings
                 -----------------
              In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and seeks the loss of value in class members' stockholdings. The Company has filed a motion to dismiss the amended complaint which has not yet been ruled upon by the court. The Company intends to defend such lawsuit vigorously.

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

Item 4.          Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

   Information required by this item was provided in the Form 10-Q filed for the quarter ended December 31, 1999.

   Item 6.        Exhibits and Reports on Form 8-K
                  --------------------------------
                   a)      Exhibits

                           (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                           (27)     Financial Data Schedule


                   b)      Reports on Form 8-K

                           No reports on Form 8-K were filed for the quarter ended March 31, 2000.

                  Items 2, 3 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  May 15, 2000


                                               OAKWOOD HOMES CORPORATION




                                               BY:  /s/  Robert A. Smith
                                                    ----------------------------
                                                    Robert A. Smith
                                                    Executive Vice President
                                                    (Chief Financial Officer)
                                                    (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                                Commission File Number
   March 31, 2000                                              1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                                   Exhibit Description
   -----------                                   -------------------
          4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

         27                      Financial Data Schedule

                                                                       EXHIBIT 4



                   AGREEMENT TO FURNISH COPIES OF INSTRUMENTS
                         WITH RESPECT TO LONG-TERM DEBT


         The Registrant has entered into certain agreements with respect to long-term indebtedness which do not exceed ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant hereby agrees to furnish a copy of such agreements to the Commission upon request of the Commission.




                                    OAKWOOD HOMES CORPORATION



                                    By:      s/  Robert A. Smith
                                             -------------------
                                             Robert A. Smith
                                             Executive Vice President