Form 10-Q
period 2000-06-30
OAKWOOD HOMES CORP
filed 2000-08-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 2000.

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                         Three months ended
                                                             June 30,
                                                    -------------------------
                                                       2000           1999
                                                       ----           ----
 Revenues
      Net sales                                     $ 310,558      $ 404,346
      Financial services
         Consumer finance, net of impairment and
            valuation provisions                       10,391         17,746
         Insurance                                     13,087         13,676
                                                    ----------     ----------
                                                       23,478         31,422
      Other income                                      2,353          5,505
                                                    ----------     ----------
            Total revenues                            336,389        441,273
                                                    ----------     ----------

 Costs and expenses
      Cost of sales                                   236,516        287,806
      Selling, general and administrative expenses     87,449        110,601
      Financial services operating expenses
         Consumer finance                              11,106          8,829
         Insurance                                      7,708          8,495
                                                    ----------     ----------
                                                       18,814         17,324
      Reversal of restructuring charges                (1,280)             -
      Provision for losses on credit sales                750            400
      Interest expense                                 12,083         12,266
                                                    ----------     ----------
            Total costs and expenses                  354,332        428,397
                                                    ----------     ----------

 Income (loss) before income taxes                    (17,943)        12,876
 Provision for income taxes                            (6,818)         5,022
                                                    ----------     ----------

 Net income (loss)                                  $ (11,125)       $ 7,854
                                                    ==========     ==========

 Earnings (loss) per share
         Basic                                        $ (0.24)         $ .17
         Diluted                                      $ (0.24)         $ .17

 Dividends per share                                    $ .01          $ .01

 Weighted average number of
      common shares outstanding
         Basic                                         46,574         46,473
         Diluted                                       46,574         47,168


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                        Nine months ended
                                                            June 30,
                                                    --------------------------
                                                      2000             1999
                                                      ----             ----
 Revenues
      Net sales                                     $ 879,401      $ 1,131,255
      Financial services revenues
         Consumer finance, net of impairment and
            valuation provisions                       31,995           48,156
         Insurance                                     43,518           37,229
                                                    ----------     ------------
                                                       75,513           85,385
      Other income                                      7,731           10,365
                                                    ----------     ------------
            Total revenues                            962,645        1,227,005
                                                    ----------     ------------

 Costs and expenses
      Cost of sales                                   688,276          802,991
      Selling, general and administrative expenses    243,652          294,954
      Financial services operating expenses
         Consumer finance                              32,758           25,514
         Insurance                                     24,645           24,085
                                                    ----------     ------------
                                                       57,403           49,599
      Reversal of restructuring charges                (5,631)               -
      Provision for losses on credit sales              2,250            2,361
      Interest expense                                 37,908           29,581
                                                    ----------     ------------
            Total costs and expenses                1,023,858        1,179,486
                                                    ----------     ------------

 Income (loss) before income taxes                    (61,213)          47,519
 Provision for income taxes                           (23,260)          18,533
                                                    ----------     ------------

 Net income (loss)                                  $ (37,953)        $ 28,986
                                                    ==========     ============

 Earnings (loss) per share
         Basic                                        $ (0.82)           $ .62
         Diluted                                      $ (0.82)           $ .62

 Dividends per share                                    $ .03            $ .03

 Weighted average number of
      common shares outstanding
         Basic                                         46,568           46,439
         Diluted                                       46,568           47,093

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)

                                                         Three months ended       Nine months ended
                                                               June 30,                June 30,
                                                              ---------                --------
                                                          2000         1999        2000         1999
                                                          ----         ----        ----         ----
Net income (loss)                                      $ (11,125)    $ 7,854     $(37,953)    $ 28,986
     Unrealized gains (losses) on  securities
        available for sale, net of tax                    (1,409)          -        2,011            -
                                                       ---------     -------     --------     --------
Comprehensive income (loss)                            $ (12,534)    $ 7,854     $(35,942)    $ 28,986
                                                       ==========    ========    =========    ========


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                             June 30,     September 30,
 ASSETS                                                        2000           1999
                                                               ----           ----
 Cash and cash equivalents                                   $ 31,252        $ 26,939
 Loans and investments                                        300,191         430,865
 Other receivables                                             80,473          98,317
 Inventories
         Manufactured homes                                   300,842         382,817
         Work-in-process, materials and supplies               39,404          46,463
         Land/homes under development                          14,072          14,318
                                                          ------------    ------------
                                                              354,318         443,598
 Properties and facilities                                    246,154         251,069
 Deferred income taxes                                         40,236          30,712
 Other assets                                                 145,193         156,347
                                                          ------------    ------------
                                                          $ 1,197,817     $ 1,437,847
                                                          ============    ============
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                       $ 53,000       $ 199,800
 Notes and bonds payable                                      338,739         352,164
 Accounts payable and accrued liabilities                     228,625         243,525
 Insurance reserves and unearned premiums                      56,912          89,404
 Other long-term obligations                                   30,471          26,962

 Shareholders' equity
         Common stock, $.50 par value; 100,000,000
            shares authorized; 47,125,000 and 47,107,000
            shares issued and outstanding                      23,562          23,554
         Additional paid-in capital                           170,957         171,185
         Retained earnings                                    287,460         326,825
                                                          ------------    ------------
                                                              481,979         521,564
         Accumulated other comprehensive income, net of
            income taxes of $4,863 and $3,781                   9,032           7,021
         Unearned compensation                                   (941)         (2,593)
                                                          ------------    ------------
                                                              490,070         525,992
                                                          ------------    ------------
                                                          $ 1,197,817     $ 1,437,847
                                                          ============    ============

See accompanying notes to the consolidated financial statements.

                         OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                              Nine months ended
                                                                                   June 30,
                                                                                   --------
                                                                             2000            1999
                                                                             ----            ----
 Operating activities
      Net income (loss)                                                   $ (37,953)      $ 28,986
      Adjustments to reconcile net income (loss) to cash provided (used)
         by operating activities
         Depreciation and amortization                                       36,917         33,474
         Deferred income taxes                                              (10,605)        (2,305)
         Provision for losses on credit sales                                 2,250          2,361
         Losses on loans sold or held for sale                               17,712          3,153
         Losses on sale of securities                                         4,461              -
         Impairment and valuation provisions                                  6,083          6,618
         Excess of cash received over REMIC residual income
            recognized                                                        6,546         19,992
         Reversal of restructuring charges                                   (5,631)             -
         Other                                                                8,962          1,482
         Changes in assets and liabilities
            Other receivables                                                 2,540        (31,091)
            Inventories                                                      89,280       (173,237)
            Deferred insurance policy acquisition costs                       6,004         (2,763)
            Other assets                                                    (12,606)       (18,346)
            Accounts payable and accrued liabilities                        (11,932)         6,550
            Insurance reserves and unearned premiums                        (32,492)        15,399
            Other long-term obligations                                        (517)            24
                                                                          ---------       --------
                Cash provided (used) by operations                           69,019       (109,703)
            Loans originated                                               (741,519)    (1,036,455)
            Purchase of loans and securities                                      -       (108,297)
            Sale of loans                                                   825,118      1,205,435
            Principal receipts on loans                                      18,283         27,577
                                                                          ---------       --------
                Cash provided (used) by operating activities                170,901        (21,443)
                                                                          ---------       --------

 Investing activities
         Acquisition of properties and facilities                           (16,671)       (34,491)
         Investment in and advances to joint venture                              -         22,150
         Other                                                               11,548         (7,885)
                                                                          ---------       --------
               Cash (used) by investing activities                           (5,123)       (20,226)
                                                                          ---------       --------

 Financing activities
         Net (repayments) on short-term credit facilities                  (146,800)      (246,422)
         Proceeds from issuance of notes and bonds payable                        -        307,878
         Payments on notes and bonds                                        (13,282)       (13,635)
         Cash dividends                                                      (1,413)        (1,408)
         Proceeds from exercise of stock options                                 30            378
                                                                           ---------      ---------
                Cash provided (used) by financing activities               (161,465)        46,791
                                                                           ---------      ---------

 Net increase in cash and cash equivalents                                    4,313          5,122

 Cash and cash equivalents
         Beginning of period                                                 26,939         28,971
                                                                           ---------      ---------
         End of period                                                     $ 31,252       $ 34,093
                                                                           =========      =========

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

2.   The components of loans and investments are as follows:

                                                                       June 30,      September 30,
                                                                         2000            1999
                                                                         ----            ----
 (in thousands)

 Loans held for sale, net of valuation allowances
      of $696 and $3,662                                              $ 167,076        $ 279,927
 Loans held for investment                                               30,452           48,015
 Less:  reserve for uncollectible receivables                            (3,748)          (3,032)
                                                                  --------------     ------------
                Total loans receivable                                  193,780          324,910
                                                                  --------------     ------------

 Retained interests in REMIC securitizations
      available for sale, exclusive of
      loan servicing assets and liabilities,
      at fair value
         Regular interests                                               71,423           69,325
         Residual interests                                              34,988           36,630
                                                                  --------------     ------------
             Total retained REMIC interests, at fair value
               (amortized cost of $92,516 and $95,153)                  106,411          105,955
                                                                  --------------     ------------
                                                                      $ 300,191        $ 430,865
                                                                  ==============     ============

3. During the fourth quarter of fiscal 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers, and recorded charges against the resulting restructuring reserve of $13.0 million. During the quarter ended June 30, 2000 and the nine months ended June 30, 2000 the Company recorded additional charges against the restructuring reserve of $0.4 million and $5.7 million, respectively. In addition, during the quarter ended June 30, 2000 and the nine months ended June 30, 2000 the Company reversed to income $1.3 million and $5.6 million, respectively, of the remaining reserve to reflect resolution of certain uncertainties. The remaining reserve balance at June 30, 2000 was $1.6 million.

4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                           Three months ended                      Nine months ended
                                                                June 30,                               June 30,
                                                                ---------                              --------
                                                         2000               1999               2000                1999
                                                         ----               ----               ----                ----
 (in thousands, except per share data)

 Numerator for basic and diluted
      EPS - Net income (loss)                         $ (11,125)         $ 7,854            $ (37,953)          $ 28,986

 Denominator:
      Weighted average number of
         common shares outstanding                       46,574           46,509               46,571             46,485
      Unearned shares                                         -              (36)                  (3)               (46)
                                                   -------------    -------------     ----------------    ---------------
      Denominator for basic EPS                          46,574           46,473               46,568             46,439
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                            -              695                    -                654
                                                   -------------    -------------     ----------------    ---------------
      Denominator for diluted EPS                        46,574           47,168               46,568             47,093
                                                   =============    =============     ================    ===============

      Earnings (loss) per common share - basic          $ (0.24)           $ .17              $ (0.82)             $ .62
                                                   =============    =============     ================    ===============
      Earnings (loss) per common share - diluted        $ (0.24)           $ .17              $ (0.82)             $ .62
                                                   =============    =============     ================    ===============

     Options to purchase 5,118,250, 4,606,750 and 4,606,750 shares of common stock and 550,903 shares of unearned restricted stock were not included in the computation of diluted earnings per share for the first, second and third quarters of fiscal 2000, respectively, because their inclusion would have been antidilutive. Options to purchase 2,839,486, 1,642,826 and 2,812,412 shares of common stock were not included in the computation of diluted earnings per share for the first, second and third quarters of fiscal 1999, respectively, because their inclusion would have been antidilutive.

5. In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and seeks the loss of value in class members' stockholdings. The Company has filed a motion to dismiss the amended complaint. In July 2000, the magistrate submitted a recommended order dismissing the complaint with prejudice. The plaintiffs have objected to the recommended order and the matter is before the District Court judge. The Company intends to defend such lawsuit vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters should have no material effect on the Company's results of operations or financial condition.

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $18 million at June 30, 2000. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $123 million at June 30, 2000. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated maximum potential obligation under such repurchase agreements approximated $195 million at June 30, 2000. Losses under these repurchase agreements have not been significant in the past.

6. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                            Three months ended             Nine months ended
                                                 June 30,                       June 30,
                                                 ---------                      --------
(in thousands)                              2000           1999            2000            1999
                                            ----           ----            ----            ----
Revenues
      Retail                              $ 211,178      $ 294,793      $ 575,006      $   810,139
      Manufacturing                         209,575        291,383        619,857          805,558
      Consumer finance                       10,391         17,746         31,995           48,156
      Insurance                              13,087         13,676         43,518           37,229
      Eliminations/other                   (107,842)      (176,325)      (307,731)        (474,077)
                                         -----------    -----------    -----------    -------------
                                          $ 336,389      $ 441,273      $ 962,645      $ 1,227,005
                                         ===========    ===========    ===========    =============
Income (loss) before interest expense,
    investment income and income taxes
      Retail                              $ (11,291)      $ (3,878)     $ (38,686)     $     1,777
      Manufacturing                           3,991         28,759         39,367           74,917
      Consumer finance                       (1,465)         8,517         (3,013)          20,281
      Insurance                               5,379          5,181         18,873           13,144
      Eliminations/other                     (2,547)       (13,525)       (40,231)         (33,464)
                                         -----------    -----------    -----------    -------------
                                             (5,933)        25,054        (23,690)          76,655
Interest expense                            (12,083)       (12,266)       (37,908)         (29,581)
Investment income                                73             88            385              445
                                         -----------    -----------    -----------    -------------
Income (loss) before income taxes         $ (17,943)      $ 12,876      $ (61,213)     $    47,519
                                         ===========    ===========    ===========    =============

Depreciation and amortization
      Retail                             $  2,656     $  2,371     $  7,595     $  6,541
      Manufacturing                         4,300        5,618       12,744       14,976
      Consumer finance                      2,213        2,413       10,092        5,957
      Eliminations/other                    2,314        2,004        6,486        6,000
                                         ---------    ---------    ---------    ---------
                                         $ 11,483     $ 12,406     $ 36,917     $ 33,474
                                         =========    =========    =========    =========
Capital expenditures
      Retail                             $  1,828     $  5,003     $  6,761     $ 16,775
      Manufacturing                           935        3,318        4,565       15,399
      Consumer finance                      1,495            -        3,607          375
      Eliminations/other                        -            -        1,738        1,942
                                         ---------    ---------    ---------    ---------
                                          $ 4,258     $  8,321     $ 16,671     $ 34,491
                                         =========    =========    =========    =========

                                          June 30,      September 30,
                                            2000            1999
                                            ----            ----
Identifiable assets
      Retail                            $   489,882     $   560,253
      Manufacturing                         654,482       1,038,673
      Consumer finance                      431,539         491,585
      Insurance                             105,785         132,691
      Eliminations/other                   (483,871)       (785,355)
                                        ------------    ------------
                                        $ 1,197,817     $ 1,437,847
                                        ============    ============

7. In July 2000, the Company idled a manufacturing line at its Arizona plant, closed two of its regional finance offices and eliminated certain positions at its corporate office. These actions reduced headcount by approximately 200 people. The costs of implementing these actions, which are estimated to be less than $2 million, will be charged to operations in the quarter ending September 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     The following table summarizes certain statistics for the quarters ended June 30, 2000 and 1999:

                                                      2000              1999
                                                      ----              ----

Retail sales (in millions)                           $  209.0         $  289.4
Wholesale sales (in millions)                        $  101.6         $  114.9
Total sales (in millions)                            $  310.6         $  404.3
Gross profit % - integrated operations                   28.2%            33.9%
Gross profit % - wholesale operations                    14.8%            16.1%
New single-section homes sold - retail                  1,804            2,526
New multi-section homes sold - retail                   2,664            3,658
Used homes sold - retail                                  342              486
New single-section homes sold - wholesale                 662              858
New multi-section homes sold - wholesale                2,254            2,549
Average new single-section sales price - retail       $31,700          $32,600
Average new multi-section sales price - retail        $55,400          $56,000
Average new single-section sales price - wholesale    $21,700          $21,700
Average new multi-section sales price - wholesale     $38,400          $37,300
Weighted average retail sales centers
  open during the period                                  377              392

Net sales

The Company's sales volume was adversely affected by competitive industry conditions during the quarter ended June 30, 2000. Retail sales dollar volume decreased 28%, reflecting a 28% decrease in new unit volume and decreases of 3% and 1% in the average new unit sales prices of single-section and multi-section homes, respectively. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices declined as a result of competitive pricing pressure and various promotional programs targeted at moving older inventory models. Multi-section homes accounted for 60% of retail new unit sales compared to 59% in the quarter ended June 30, 1999.

During the quarter ended June 30, 2000 the Company opened two new sales centers compared to 15 sales centers during the quarter ended June 30, 1999. The Company also closed two underperforming sales centers during quarter ended June 30, 1999. Total new retail sales dollars at sales centers open more than one year decreased 32% during the quarter ended June 30, 2000.

Wholesale sales dollar volume decreased 12%, reflecting a 14% decrease in unit volume. This decrease was partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes and a 3% increase in the average unit sales price of multi-section homes. Multi-section sales accounted for 77% of wholesale unit sales compared to 75% in the quarter ended June 30, 1999.

Gross profit

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations decreased from 33.9% in the quarter ended June 30, 1999 to 28.2% in the quarter ended June 30, 2000 primarily as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended June 30, 2000.

Wholesale gross profit margins decreased from 16.1% in the quarter ended June 30, 1999 to 14.8% in the quarter ended June 30, 2000 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended June 30, 2000.

Compared to prior year levels, the Company has significantly reduced its manufacturing production rates in order to reduce the level of inventories held for retail sale. The Company plans to further reduce inventory from the June 30, 2000 levels and will continue to vary production levels to ensure that inventory reduction targets are met. Competitive pricing pressures in both retail and wholesale distribution channels coupled with reduced plant operating schedules are likely to adversely affect gross margin comparisons for the remainder of fiscal 2000.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                   Three months ended
                                                        June 30,
                                                        --------
(in thousands)                                   2000              1999
                                                 ----              ----
Interest income                                 $ 9,260          $ 12,834
Servicing fees                                    6,342             7,329
REMIC residual income                             3,228             1,835

Losses on loans sold or held for sale:
    Loss on sale of loans                        (2,880)           (1,587)
    Valuation provision on loans
    held for sale                                  (696)                -
                                         ---------------    --------------
                                                 (3,576)           (1,587)

Loss on sale of securities                          (20)                -
Impairment and valuation
    provisions                                   (5,341)           (3,069)
Other                                               498               404
                                         ---------------    --------------
                                               $ 10,391          $ 17,746
                                         ===============    ==============

The decrease in interest income reflects lower average outstanding balances of loans held for sale in the warehouse prior to securitization and lower interest income on loans held for investment, the principal balance of which is declining as these loans are liquidated. Lower average warehouse balances resulted from reduced originations during the current year as compared to the prior year and the timing of securitizations. These decreases were partially offset by incremental interest income on retained regular REMIC interests from certain of the Company's post-1997 securitizations and higher average interest rates on loans held for sale.

Loan servicing fees, which are reported net of amortization of servicing assets, declined as a result of lower servicing cash flows from the Company's securitizations.

The increase in residual income reflects higher yields on retained residual interests in REMIC securitizations.

The loss on sale of loans during the quarter ended June 30, 2000 reflects the completion of a $360 million securitization. The increase in securitization losses reflects a decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects, in part, generally lower interest rates prevailing in the marketplace when the loans were originated as compared to when they were securitized.

Impairment and valuation provisions are summarized as follows:

                                          Three months ended
                                               June 30,
                                               --------
(in thousands)                             2000        1999
                                           ----        ----
Impairment writedowns of residual
    REMIC interests                      $     -     $ 3,069
Impairment writedowns of regular
    REMIC interests                            -           -
Valuation allowances on servicing
    contracts                              1,924           -
Reduction of previously recorded
    valuation allowances on servicing
    contracts                                  -           -
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                        3,417           -
                                         --------    --------
                                         $ 5,341     $ 3,069
                                         ========    ========

The charges generally resulted from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as higher industry inventory levels of repossessed homes, which have affected recovery rates and may continue to affect future recovery rates, may result in future impairment charges.

For the quarter ended June 30, 2000 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 2.14% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.40% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At June 30, 2000 the Company had a total of 3,049 unsold properties in repossession or foreclosure (approximately 2.45% of the total number of Oakwood originated serviced assets) compared to 2,809, 1,835 and 1,267 at March 31, 2000, June 30, 1999 and March 31, 1999, respectively (approximately 2.29%, 1.53% and 1.08%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 433, 414, 361 and 303 relate to loans originated on behalf of Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, at June 30, 2000, March 31, 2000, June 30, 1999 and March 31, 1999,
respectively.

At June 30, 2000 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, was 4.1%, compared to 3.6% at June 30, 1999. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 4% to $13.1 million in the quarter ended June 30, 2000 from $13.7 million in the quarter ended June 30, 1999. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trend experienced in the third quarter of fiscal 2000 continues, insurance revenues should be expected to continue to decline.

Effective June 1, 2000, the Company entered into a quota share agreement which management believes will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will substantially reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. In addition, the Company will cede 50% of all losses incurred. The Company estimates that this quota share arrangement reduced insurance revenues and expenses by $1.0 million and $1.1 million, respectively, in the quarter ended June 30, 2000. On an annualized basis, the Company expects that this arrangement will reduce pre-tax income slightly in a normal loss year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $23.2 million, or 21%, during the quarter ended June 30, 2000 compared to the prior year. The decrease is primarily due to cost reduction actions, particularly relating to the Company's retail operations, taken in the fourth quarter of fiscal 1999, as well as reduced sales volumes. However, as a percentage of net sales, selling, general and administrative expenses increased to 28.2% in the quarter ended June 30, 2000 from 27.4% in the quarter ended June 30, 1999 primarily as a result of a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses rose $2.3 million, or 26%, during the quarter ended June 30, 2000. Of the total dollar increase, approximately $0.9 million represents higher compensation costs, including headcount additions in the loan servicing functions in order to improve the performance of the loan servicing portfolio over the long term and approximately $0.8 million represents other increases in servicing related costs.

Insurance operating expenses

Insurance operating costs declined by $0.8 million, or 9%, in the fiscal 2000 quarter primarily as a result of the reinsurance arrangement entered into in June. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the reinsurance agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Interest expense

Interest expense for the quarter ended June 30, 2000 remained relatively unchanged from the third quarter of fiscal 1999. Lower average outstanding borrowings on short-term lines of credit in fiscal 2000 were substantially offset by higher average interest rates and fees compared to fiscal 1999. The Company expects these higher rates and fees to continue to increase until such time as the Company replaces its credit facilities. See "Liquidity and Capital Resources."

Income taxes

The Company's effective income tax rate was 38.0% in the quarter ended June 30, 2000 compared to 39.0% in the quarter ended June 30, 1999. The decrease reflects primarily limited state income tax benefits associated with certain losses and charges.

Nine months ended June 30, 2000 compared to nine months ended June 30, 1999

     The following table summarizes certain statistics for the nine months ended June 30, 2000 and 1999:

                                                        2000          1999
                                                        ----          ----

Retail sales (in millions)                             $  567.9     $  798.7
Wholesale sales (in millions)                          $  311.5     $  332.6
Total sales (in millions)                              $  879.4     $1,131.3
Gross profit % - integrated operations                     26.4%        34.2%
Gross profit % - wholesale operations                      13.3%        16.6%
New single-section homes sold - retail                    4,302        7,421
New multi-section homes sold - retail                     7,572        9,717
Used homes sold - retail                                  1,233        1,741
New single-section homes sold - wholesale                 2,264        2,278
New multi-section homes sold - wholesale                  6,857        7,403
Average new single-section sales price - retail         $31,600      $32,500
Average new multi-section sales price - retail          $55,200      $55,900
Average new single-section sales price - wholesale      $21,000      $21,700
Average new multi-section sales price - wholesale       $38,200      $37,900
Weighted average retail sales centers
  open during the period                                    385          376

Net sales

The Company's sales volume was adversely affected by competitive industry conditions during the nine months ended June 30, 2000. Retail sales dollar volume decreased 29%, reflecting a 31% decrease in new unit volume and decreases of 3% and 1% in the average new unit sales prices of single-section and multi-section homes, respectively. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices declined as a result of various programs targeted at moving older inventory models and competitive pricing pressure. Multi-section homes accounted for 64% of retail new unit sales compared to 57% in the nine months ended June 30, 1999.

During the nine months ended June 30, 2000 the Company opened eight new sales centers compared to 46 sales centers during the nine months ended June 30, 1999. The Company also closed 43 underperforming sales centers during the nine months ended June 30, 2000 as part of its previously announced restructuring plans. During the nine months ended June 30, 1999, five sales centers were closed. Total new retail sales dollars at sales centers open more than one year decreased 37% during the nine months ended June 30, 2000.

Wholesale sales dollar volume decreased 6% due to a 6% decrease in unit volume, a higher percentage of single-section sales, which have lower average selling prices than multi-section homes, and lower average sales prices on single-section homes. Single-section sales accounted for 25% of wholesale unit sales compared to 24% in the nine months ended June 30, 1999. The average new unit sales prices of single-section homes decreased 3%.

Gross profit

Gross profit margin - integrated operations decreased from 34.2% during the nine months ended June 30, 1999 to 26.4% during the nine months ended June 30, 2000 primarily as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the first nine months of fiscal 2000.

Wholesale gross profit margins decreased from 16.6% during the nine months ended June 30, 1999 to 13.3% during the nine months ended June 30, 2000 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the first nine months of fiscal 2000.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                             Nine months ended
                                                  June 30,
                                                  --------
(in thousands)                               2000          1999
                                             ----          ----
Interest income                            $ 28,841      $ 32,532
Servicing fees                               16,435        18,706
REMIC residual income                        13,521         5,596

Losses on loans sold or held for sale:
    Loss on sale of loans                    (8,324)       (3,152)
    Valuation provision on loans
    held for sale                            (9,388)            -
                                          ----------    ----------
                                            (17,712)       (3,152)
Loss on sale of securities                   (4,461)            -
Impairment and valuation
    provisions                               (6,083)       (6,618)
Other                                         1,454         1,092
                                          ----------    ----------
                                           $ 31,995      $ 48,156
                                          ==========    ==========

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

Loan servicing fees, which are reported net of amortization of servicing assets, declined as a result of increased servicing asset amortization and lower servicing cash flows from the Company's securitizations.

The increase in residual income reflects significantly higher yields on retained residual interests in REMIC securitizations.

The loss on sale of loans for the nine months ended June 30, 2000 reflects the completion of three securitizations. In addition, during the period the Company recorded provisions of $9.4 million to reduce the carrying value of loans held for sale to the lower of cost or market, resulting in aggregate losses on loans sold or held for sale of $17.7 million, compared to $3.2 million in the prior year period. The increase in securitization losses reflects principally a significant decline in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. The decline in spread reflects, in part, generally lower loan yields resulting from a shift in product mix toward loans involving land, which generally carry lower coupons than non-land loans, and from generally lower interest rates prevailing in the marketplace when the loans were originated as compared to when they were securitized.

The loss on sale of securities reflects the sale of all BBB rated asset-backed securities retained by the Company from securitizations prior to December 31, 1999.

Impairment and valuation provisions are summarized as follows:

                                                  Nine months ended
                                                       June 30,
                                                       --------
(in thousands)                                  2000               1999
                                                ----               ----
Impairment writedowns of residual
    REMIC interests                           $     -            $ 6,618
Impairment writedowns of regular
    REMIC interests                             3,690                  -
Valuation provisions on servicing
    contracts                                   4,768                  -
Reductions of previously recorded
    valuation allowance on servicing
    contracts                                  (6,401)                 -
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                             4,026                  -
                                             ---------          ---------
                                              $ 6,083            $ 6,618
                                             =========          =========

Except for the impairment charge relating to regular REMIC interests, these charges and credits generally resulted from changes in assumptions of credit losses on securitized loans. The impairment writedown of regular REMIC interests reflects the Company's determination that the decline in fair value of a retained REMIC regular interest below its amortized cost was other than temporary.

For the nine months ended June 30, 2000 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.90% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.80% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At June 30, 2000 the Company had a total of 3,049 unsold properties in repossession or foreclosure (approximately 2.45% of the total number of Oakwood originated serviced assets) compared to 2,417, 1,835, and 1,430 at September 30, 1999, June 30, 1999 and September 30, 1998, respectively (approximately 1.97%, 1.53% and 1.28%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 433, 417, 361 and 295 relate to loans originated on behalf of DFC at June 30, 2000, September 30, 1999, June 30, 1999 and September 30, 1998, respectively.

Insurance revenues

Insurance revenues increased 17% to $43.5 million for the nine months ended June 30, 2000 compared with the same period last year primarily as a result of the increased size of the Company's insurance portfolio. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trends experienced in the first nine months of fiscal 2000 continue, insurance revenues should decline in future periods.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $51.3 million, or 17%, during the nine months ended June 30, 2000 compared to the prior year. The decrease resulted from cost reduction actions, particularly at retail, taken in the fourth quarter of fiscal 1999, as well as lower sales volumes. However, as a percentage of net sales, selling, general and administrative expenses increased to 27.7% for the nine months ended June 30, 2000 from 26.1% last year as a result of a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses rose $7.2 million, or 28%, during the nine months ended June 30, 2000. Of the total dollar increase, approximately $3.1 million represents higher compensation costs, including headcount additions to the loan servicing functions in order to improve the performance of the loan servicing portfolio over the long term. Approximately $1.9 million represents other increases in servicing related costs. In addition, allocations of parent company costs, principally occupancy and telecommunications, increased by approximately $1.2 million.

Insurance operating expenses

Insurance operating costs for the nine months ended June 30, 2000 rose 2% to $24.6 million. Expenses did not increase commensurately with the increase in insurance revenues because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the reinsurance agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Interest expense

Interest expense increased $8.3 million, or 28%, during the nine months ended June 30, 2000 due principally to interest expense associated with the Company's March 1999 $300 million senior note offering. A portion of the proceeds from the senior note offering was used to retire $100 million of debt incurred in connection with the April 1, 1998 Schult acquisition. This increase was partially offset by lower interest expense on declining and retired long-term debt balances. Interest expense on short-term lines of credit was relatively constant, reflecting an approximate $100 million reduction in average balances outstanding offset by higher interest rates and fees.

Income taxes

The Company's effective income tax rate was 38.0% in the nine months ended June 30, 2000 compared to 39.0% in 1999. The decrease reflects primarily limited state income tax benefits associated with certain losses and charges.

Liquidity and Capital Resources

During the nine months ended June 30, 2000, the Company decreased inventories by $89 million as a result of inventory reduction measures initiated during the quarter ended September 30, 1999.

The decrease in loans and investments from September 30, 1999 principally reflects a decrease in loans held for sale from $280 million at September 30, 1999 to $167 million at June 30, 2000. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.

Retail financing of sales of the Company's products is an integral part of the Company's vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by securitizing such loans, primarily using REMICs. Beginning in 1994, the Company generally sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly was not required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market. During the last 21 months, demand for subordinated securities, particularly securities rated BBB and below, has decreased dramatically. During the current fiscal year, the Company sold all BBB rated asset-backed securities retained by the Company from securitizations prior to December 31, 1999. Additionally, the Company sold the BBB rated securities created in the securitizations closed in the most recent March and June quarters. The aggregate principal balance of the securities rated below BBB (including any initial overcollateralization) represents approximately 8% of the aggregate principal balance of the loans securitized in transactions subsequent to May 1999.

At June 30, 2000 the Company owned subordinated asset-backed securities having a carrying value of approximately $62.3 million associated with certain of the Company's 1998, 1999 and 2000 securitizations, as well as subordinated asset-backed securities having a carrying value of approximately $9.1 million retained from securitization transactions prior to 1994. The Company considers these securities to be available for sale, and would consider opportunities to liquidate these securities based upon market conditions. Continued decreased demand for subordinated asset-backed securities at prices acceptable to the Company would require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained.

The Company estimates that during the remainder of fiscal 2000 capital expenditures will approximate $8 million.

The Company has several credit facilities in place to provide for its short-term liquidity needs. The Company has a $250 million credit facility with a conduit commercial paper issuer to provide warehouse financing for loans prior to securitization. The Company also has a revolving credit facility with a group of banks, which is available to fund up to $75 million of additional working capital needs. These facilities expire in November 2000. The Company has obtained waivers for covenant violations of these facilities through August 22, 2000. The Company is completing negotiations of amendments of these facilities to August 2001 and, while there can be no assurance that such negotiations will be successful, the Company believes it will be able to extend the facilities through 2001 at levels sufficient to provide the Company with liquidity needed to finance its business. Any such amendments would, however, increase the Company's borrowing costs and such increases would become more significant over time. The Company is exploring replacing these facilities with other lenders in order to mitigate these cost increases.

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to our ability to reduce our inventory levels, the adequacy of our existing credit facilities to meet short-term liquidity needs, the ability of the quota share agreement to reduce the Company's underwriting exposure to natural disasters and the ability to successfully negotiate amendments to the Company's credit facilities. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; we may be unable to access sufficient capital to fund our retail finance activities; we may recognize special charges or experience increased costs in connection with our securitization or other financing activities; adverse changes in governmental regulations applicable to our business could negatively impact us; we could suffer losses resulting from litigation (including shareholder class actions or other class action suits); our captive Bermuda reinsurance subsidiary could experience significant losses; we could experience increased credit losses or higher delinquency rates on loans that we originate; negative changes in general economic conditions in our markets could adversely impact us; we could lose the services of our key management personnel; and any other factors that generally affect companies in our lines of business could also adversely impact us. Should our underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

               In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and seeks the loss of value in class members' stockholdings. The Company has filed a motion to dismiss the amended complaint. In July 2000, the magistrate submitted a recommended order dismissing the complaint with prejudice. The plaintiffs have objected to the recommended order and the matter is before the district court judge. The Company intends to defend such lawsuit vigorously.

              In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters should have no material effect on the Company's results of operations or financial condition.

Item 6.    Exhibits and Reports on Form 8-K

           a)      Exhibits

                   (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                   (27)     Financial Data Schedule


           b)      Reports on Form 8-K

                   No reports on Form 8-K were filed for the quarter ended June 30, 2000.

           Items 2, 3, 4 and 5 are inapplicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  August 14, 2000

                                        OAKWOOD HOMES CORPORATION



                                        BY:  /s/  Robert A. Smith
                                             -------------------------
                                             Robert A. Smith
                                             Executive Vice President
                                             (Chief Financial Officer)
                                             (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                               Commission File Number
   June 30, 2000                                               1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                   Exhibit Description
   -----------                   -------------------

          4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

         27     Financial Data Schedule