Form 10-K
period 2000-09-30
OAKWOOD HOMES CORP
filed 2000-12-29
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)


         For the fiscal year ended September 30, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ____________ to ________________

                          Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      NORTH CAROLINA                                56-0985879
--------------------------               ---------------------------------------
  (State of incorporation)               (I.R.S. Employer Identification No.)

 7800 McCloud Road, Greensboro, NC                  27409-9634
---------------------------------------     ------------------------------------
(Address of principal executive offices)            (Zip Code)

Company's telephone number, including area code:  (336) 664-2400

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange on
    Title of Each Class                                 Which Registered
    -------------------                                 ----------------
  Common Stock, Par Value                        New York Stock Exchange, Inc.
      $.50 Per Share

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----      ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of shares of the Company's $.50 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of December 8, 2000 was $22,600,883.

         The number of issued and outstanding shares of the Company's $.50 par value Common Stock, its only outstanding class of common stock, as of December 8, 2000 was 47,104,704 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                               Parts Into Which
      Incorporated Documents                                     Incorporated
----------------------------                                   -----------------
 Annual Report to Shareholders for the                            Parts I and II
 Fiscal Year Ended September 30, 2000

 Proxy Statement for the Annual Meeting of                        Part III
 Shareholders to be held January 31, 2001

                                     PART I



Item 1.  Business.

         Oakwood Homes Corporation, a North Carolina corporation (the "Company"), which was founded in 1946, designs, manufactures and markets manufactured and modular homes and finances the majority of its retail sales. The Company also provides a variety of insurance products to its customers. The Company operates five manufacturing lines in Texas, four in each of North Carolina, Georgia, Oregon and Indiana, two in each of Arizona and Pennsylvania, and one in each of California, Colorado, Kansas, Minnesota and Tennessee. The foregoing includes nine idled lines. The Company's manufactured homes are currently sold at retail through 378 Company owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 700 independent retailers located throughout the United States. The Company sells insurance for customers choosing to purchase insurance and assumes a portion of the related underwriting risk through its captive reinsurance business.

Manufactured Homes

         The Company designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, one, two, three or four bedrooms and one or two bathrooms, and is equipped with a hot water heater and central heating. Some homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include a range and oven, refrigerator, beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, stereo systems, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Company are primarily sold under the registered trademarks "Oakwood," "Freedom," "House Smart," "Golden West," "Schult," "Crest," "Marlette" and the trade name "Victory."

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

         The Company manufactures homes at thirty lines located in Hillsboro
(2), Killeen and Navasota (2), Texas; Richfield, Rockwell (2) and Pine Bluff, North Carolina; Moultrie, Georgia (4); Etna Green (2) and Middlebury (2), Indiana; Buckeye, Arizona (2); Albany (2) and Hermiston (2), Oregon; Lewistown and Milton, Pennsylvania; Perris, California; Fort Morgan, Colorado; Plainville, Kansas; Redwood Falls, Minnesota; and Pulaksi, Tennessee. The foregoing includes nine idled lines.

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

         The Company furnishes to each purchaser of a new home manufactured by the Company a one- or five-year limited warranty against defects in materials and workmanship, except for equipment and furnishings supplied by other manufacturers which are frequently covered by the manufacturers' warranties.

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

Sales

         At September 30, 2000, the Company sold manufactured homes through 378 Company owned and operated sales centers located in 29 states primarily in the southeastern and southwestern United States. See "Properties - Manufactured Home Sales Centers." The Company opened 11 new sales centers and closed 45 sales centers in fiscal 2000. Each of the Company's sales centers hires and trains sales personnel. Generally, each salesperson is paid a commission based on the gross margin of his or her sales and certain volume targets, and each general manager is paid a commission based on the profits of the sales center.

         The Company operates its sales centers under the names Oakwood(R) Mobile Homes, Freedom Homes(R), House Smart(R), Victory Homes, Schult(R) Homes and Golden West Homes(R). At its sales centers, the Company sells homes manufactured by it as well as, to a substantially lesser extent, by other manufacturers. During fiscal 2000, substantially all the Company's retail dollar sales of new homes were homes manufactured by the Company.

         The Company also sells used homes acquired in trade-ins. At September 30, 2000, the Company's inventory of used homes was 1,211 homes as compared to 1,384 homes at September 30, 1999. Used homes in inventory do not include repossessed units.

         The Company also sells its homes to approximately 700 independent retailers located throughout the United States. Sales to independent retail dealers accounted for approximately 35% of the Company's total dollar volume of sales in fiscal 2000 as compared to 31% in fiscal 1999.

         During recent years, the Company has placed increased emphasis on the sale of multi-section homes. In fiscal 2000, the Company's retail sales of new multi-section homes represented 64% of the total number of new homes sold at retail, as compared to 58% in fiscal 1999.

         The retail sales price for new single-section homes sold by the Company in fiscal 2000 generally ranged from $16,000 to $58,000 with a mean sales price of approximately $31,300. The retail sales price of multi-section homes sold by the Company in fiscal 2000 generally ranged from $27,000 to $136,000, with a mean sales price of approximately $55,200.

         The Company's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a majority of the homes manufactured by the Company are sold directly to retail customers, the Company does not believe its backlog of orders is material.

Company Retail Sales Financing

         A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 80% of the Company's retail unit sales in fiscal 2000 were financed by installment sale contracts or loans arranged by the Company, each of which provided for monthly payments generally over a period of 5 to 30 years. The remaining 20% of retail unit sales were paid for with cash or financing obtained from other sources.

         In fiscal 2000, 96% of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes were installment sales or loans financed and warehoused by the Company for investment or later sale and 4% were installment sales or loans financed by others without recourse to the Company. At September 30, 2000, the Company held installment sale contracts or loans with a principal balance of approximately $190 million and serviced an additional $4.412 billion principal balance of installment sale contracts or loans, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts owned by the Company are pledged to financial institutions as collateral for loans to the Company.

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

         The Company's ability to finance installment sale contracts is dependent on the availability of funds to the Company. The Company obtains funds to finance installment sale contracts primarily through sales of real estate mortgage investment conduit ("REMIC") trust certificates to institutional investors. During fiscal 2000, the Company sold $1.11 billion of REMIC securities. The Company generally has no credit exposure with respect to securitized contracts except (i) with respect to breaches of representations and warranties, (ii) to the extent of any retained interests in a REMIC, (iii) with respect to required servicer advances, (iv) with respect to the servicing fee (which is subordinated) and (v) with respect to any REMIC security the Company has guaranteed.

         The Company also obtains financing from time to time from loans insured by the Federal Housing Administration ("FHA"). These installment sale contracts are permanently funded primarily through the Government National Mortgage Association ("GNMA") pass-through program, under which the Company issues obligations guaranteed by GNMA. During fiscal 2000, the Company issued no obligations guaranteed by GNMA. FHA insurance minimizes the Company's exposure to losses on these credit sales.

         The Company uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing generally at fixed rates.

         In the past, the Company sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Company in the event of default by the buyer. The Company receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totaled $140,000 in fiscal 2000. The Company's contingent liability on installment sale contracts sold with full and limited recourse was approximately $17 million at September 30, 2000.

Independent Dealer Retail Sales Financing

         The Company provides permanent financing for homes sold by certain independent dealers that sell Company manufactured homes. During fiscal 2000, the Company financed approximately $121 million of the retail sales of these independent dealers.

         The Company from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 2000, the Company made no significant purchases.

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

         The Company maintains a reserve for estimated credit losses on installment sale contracts held prior to securitization and loans owned by the Company or sold to third parties with full or limited recourse. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for probable losses based on the Company's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 2000, 1999 and 1998, as a result of expenses incurred due to defaults and repossessions, $3,359,000, $3,678,000 and $3,491,000, respectively, was charged to the reserve for losses on credit sales. The Company's reserve for losses on credit sales at September 30, 2000 was $3,983,000, as compared to $3,546,000 at September 30, 1999 and $2,067,000 at September 30, 1998.

         In fiscal 2000, 1999 and 1998, the Company repossessed 8,666, 7,830 and 5,475 homes, respectively, including 732, 854 and 534, respectively, originated on behalf of Deutsche Financial Capital ("DFC"), a formerly 50% owned joint venture engaged in providing consumer financing to customers of independent retail dealers of manufactured housing in which the Company ceased participation during the year ended September 30, 1998. At September 30, 2000 the Company had a total of 2,603 unsold properties in repossession or foreclosure compared to 2,417 and 1,430 at September 30, 1999 and 1998, respectively. Of the total number of unsold properties in repossession or foreclosure, 301, 417 and 295 relate to loans originated on behalf of DFC at September 30, 2000, 1999 and 1998, respectively. The estimated net realizable value of unsold properties in repossession or foreclosure at September 30, 2000 was approximately $60 million.

         The net losses resulting from repossessions on Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 2000, 1999 and 1998 was 2.03%, 1.72% and 1.52%, respectively.

         At September 30, 2000 and September 30, 1999, delinquent installment sale contracts and loans expressed as a percentage of the total number of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

                               Total Number Of Contracts                       Delinquency Percentage
                                       And Loans                                 September 30, 2000
                              ----------------------------    ---------------------------------------------------------

                                                                 30 days        60 days         90 days       Total
                                                                 -------        -------         -------       -----
Company-serviced contracts
    and loans                     128,036 (1)                     2.0%            0.9%           1.6%          4.5%

Contracts and loans sold
    with full recourse and
    serviced by others                781                         5.0%            1.9%           2.3%          9.2%



                               Total Number Of Contracts                       Delinquency Percentage
                                       And Loans                                 September 30, 1999
                              ----------------------------    ---------------------------------------------------------

                                                                 30 days        60 days         90 days       Total
                                                                 -------        -------         -------       -----
Company-serviced contracts
    and loans                     125,115 (1)                     2.8%            0.8%           1.5%          5.1%

Contracts and loans sold
    with full recourse and
    serviced by others              1,236                         3.0%            1.2%           1.6%          5.8%


(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

         At September 30, 2000 and September 30, 1999, delinquent installment sale contracts and loans expressed as a percentage of the total outstanding principal balance of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

                                      Total Value                               Delinquency Percentage
                                     of Contracts                                 September 30, 2000
                              ----------------------------    ------------------------------------------------------------

                                                                 30 days        60 days         90 days         Total
                                                                 -------        -------         -------         -----
Company-serviced contracts
    and loans                     $4,543,560,000 (1)              1.7%            0.8%           1.6%           4.1%

Contracts and loans sold
    with full recourse and
    serviced by others                $4,428,000                  5.1%            1.2%           1.1%           7.4%




                                      Total Value                               Delinquency Percentage
                                     Of Contracts                                 September 30, 1999
                              ----------------------------    ------------------------------------------------------------

                                                                 30 days        60 days         90 days         Total
                                                                 -------        -------         -------         -----
Company-serviced contracts
    and loans                     $4,210,908,000 (1)              2.4%            0.9%           1.5%           4.8%

Contracts and loans sold
    with full recourse and
    serviced by others                $7,927,000                  2.8%            1.2%           1.7%           5.7%


(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.


Independent Retailer Repurchase Obligations

         Substantially all of the independent retailers who purchase homes from the Company finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution generally requires the Company to enter into a repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Company agrees to repurchase homes at declining prices depending upon the age of the units. At September 30, 2000, the Company estimates that its contingent liability under these repurchase agreements was approximately $138 million. The Company's losses under these arrangements to date have not been significant.

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

         Effective June 1, 2000 the Company entered into a quota share agreement that will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience.

         In order to further reduce volatility and the required levels of credit support, effective August 1, 2000 the Company entered into a commission-based arrangement for its extended service contract line of business. Policies in force on August 1, 2000 will continue to earn out over the policy term, while the Company will earn a commission on all new business written.

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

         The Company also owned a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. The Company sold its 50% interest to the managing partner during fiscal 2000.

Competition

         The manufactured housing industry is highly competitive with particular emphasis on price, financing terms and features offered. There are numerous retail dealers in most locations where the Company conducts retail and financing operations. This has served to intensify competitive conditions as well as result in higher inventory levels across the industry. Several of the financing sources in the industry are larger than the Company and have greater financial resources. There are numerous firms producing manufactured homes in the Company's market area, many of which are in direct competition with the Company. Several of these manufacturers, which sell the majority of their homes through independent dealers, are larger than the Company and have greater financial resources. The Company competes with other manufacturers and retailers on the basis of reputation, quality, financing ability, service, features offered and price.

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

Financial Information About Industry Segments

         Financial information for each of the three fiscal years in the period ended September 30, 2000 with respect to the Company's operating segments is incorporated herein by reference to page 31 of the Company's 2000 Annual Report to Shareholders.

Employees

         At September 30, 2000, the Company employed 9,535 persons, of which 2,983 were engaged in sales and service, 5,474 in manufacturing, 546 in consumer finance, and 532 in executive, administrative and clerical positions.

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

Manufacturing Facilities

         The location and ownership of the Company's production lines, including idled lines, are as follows:

                  Location                           Owned/Leased
                  --------                           ------------
           Hillsboro, Texas (2 lines)                     Owned
           Killeen, Texas                                 Owned
           Navasota, Texas (2 lines)                      Owned

                  Location                           Owned/Leased
                  --------                           ------------

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

         The Company also has two manufacturing facilities that are currently being held for sale located in Gainsville and Ennis, Texas.

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

         The land and buildings at all of the facilities owned by the Company were subject to mortgages with an aggregate balance of $10,572,000 at September 30, 2000.

         Based on the Company's normal manufacturing schedule of one shift per day for a five-day week, the Company believes that its manufacturing lines, including those idled, have the capacity to produce approximately 70,000 floors annually, depending on product mix. During fiscal 2000, the Company manufactured 43,442 floors at its plants.

Manufactured Home Sales Centers

         The Company's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Company operated 378 sales centers at September 30, 2000 located in 29 states distributed as follows: Texas (66), North Carolina (62), South

Carolina (22), Tennessee (20), Georgia (19), Virginia (18), Alabama (14), Arizona (14), Washington (13), Kentucky (12), Mississippi (12), New Mexico (12), Florida (10), Ohio (10), Oregon (9), Colorado, (8), Louisiana (8), West Virginia
(8), Arkansas (7), Missouri (7), Idaho (6), Oklahoma (5), Nevada (4), Delaware
(3), Utah (3), California (2), Kansas (2), Michigan (1) and Wyoming (1).

         Thirty-seven sales centers are on property owned by the Company and the other locations are leased by the Company for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Company during the year ended September 30, 2000 for the leased sales centers totaled approximately $14,596,000.

Manufactured Housing Communities

         The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Company intends to offer the property for sale.

         The Company also owned a 50% interest in a recreational vehicle campground and adjoining undeveloped land located in Deltaville, Virginia. The Company sold its 50% interest to the managing partner during fiscal 2000.

Item 3.  Legal Proceedings.

     In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which seeks class action certification, alleges violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and seeks the loss of value in class members' stockholdings. The Company filed a motion to dismiss the amended complaint. In July 2000, the magistrate submitted a recommended order dismissing the complaint with prejudice. This order was affirmed by the District Court judge in October 2000 and has not yet been appealed.

     During 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the attorneys for the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the case and add the Company as a defendant. As the lawsuits are in the early stages of discovery, the Company is unable to determine the effect, if any, on its financial position or results of operations. The Company intends to defend these lawsuits vigorously.

         The Company is a defendant in a number of other lawsuits that are incidental to the conduct of its business.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

Separate Item.  Executive Officers of the Company.

         Information as to executive officers of the Company who are directors and nominees of the Company is incorporated herein by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 31, 2001. Information as to the executive officers of the Company who are not directors or nominees is as follows:

Name                                  Age     Information About Officer
----                                  ---     -------------------------

Douglas R. Muir                        46     Executive Vice President since  September  2000;  Senior Vice President from 1994 to September  2000;  Secretary  since 1994;  Treasurer  since
                                              1993; Partner, Price Waterhouse LLP from 1988 to 1993.




Suzanne H. Wood                        40     Executive Vice President and Chief  Financial  Officer since  September
                                              2000; Vice President,  Investor Relations and Financial Risk Management
                                              of the Company from November  1998 to September  2000;  Vice  President and Chief  Financial  Officer of Tultex  Corporation  (a  manufacturer, marketer and distributor of activewear)  from February 1996 to November
                                              1998;  Controller  of Tultex  Corporation  from 1993 to February  1996.
                                              Audit  Senior  Manager,  Price  Waterhouse  LLP from  1991 to 1993.  In
                                              December  1999,  Tultex  Corporation  filed  for  reorganization  under
                                              Chapter 11 of the bankruptcy code.

         Each officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

                                     PART II

Items 5-8.

         Items 5, 7, 7A and 8 are incorporated herein by reference to pages 5 to 32 of the Company's 2000 Annual Report to Shareholders and to the sections captioned "Securities Exchange Listing" and "Shareholders" on the inside back cover page of the Company's 2000 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Net income (loss)," "Earnings (loss) per common share--Basic and Diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per common share" for each of the five fiscal years in the period ended September 30, 2000 on page 1 of the Company's 2000 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         Not applicable.

                                    PART III

Items 10-13.

         Items 10-13 are incorporated herein by reference to the sections captioned "Principal Holders of Common Stock and Holdings of Management," "Election of Directors," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Party Transactions," "Compensation Committee Report," "Shareholder Return Performance Graph" ""Executive Compensation," "Director Compensation," "Employment Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 31, 2001 and to the separate item in Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Company." Such Proxy Statement will be filed with the Commission prior to January 28, 2001.


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

         (a)   Financial Statements, Financial Statement Schedules and Exhibits.

                  List the following documents filed as part of this report:

                  1.       Financial Statements.

                           The following financial statements of the Company are included as part of Exhibit 13 hereof:

                           Report of PricewaterhouseCoopers LLP

                           Consolidated Statements of Operations for the Years ended September 30, 2000, 1999 and 1998

                           Consolidated Balance Sheets as of September 30, 2000 and 1999

                           Consolidated Statements of Cash Flows for the Years ended September 30, 2000, 1999 and 1998

                           Consolidated Statement of Changes in Shareholders' Equity and Other Comprehensive Income for the Years ended September 30, 2000, 1999 and 1998

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

         *        10.1       Oakwood Homes Corporation 1985 Non-Qualified
                             Stock Option Plan (Exhibit 10.1 to the Company's
                             Annual Report on Form 10-K for the fiscal year ended September 30, 1985)

         *        10.2       Oakwood Homes Corporation 1986 Nonqualified Stock
                             Option Plan for Nonemployee Directors (Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1986)

         *        10.3       Oakwood Homes Corporation 1990 Director Stock
                             Option Plan (Exhibit 10.24 to the Company's
                             Registration Statement on Form S-2 filed on April
                             13, 1991)

         *        10.4       Oakwood Homes Corporation Executive Incentive
                             Compensation Plan (Exhibit 10.1 to the Company's
                             Quarterly Report on Form 10-Q for the quarter ended
                             June 30, 1996)

         *        10.5       Oakwood Homes Corporation Key Employee Stock
                             Plan (Exhibit 10.2 to the Company's Quarterly
                             Report on Form 10-Q for the quarter ended June 30,
                             1996)

         *        10.6       Oakwood Homes Corporation 1997 Director Stock
                             Option Plan (Exhibit 10 to the Company's Quarterly
                             Report on Form 10-Q for the quarter ended March 31,
                             1998)

         *        10.7       Oakwood Homes Corporation Director Deferral
                             Plan (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

         *        10.8       Form of Employment Agreement between the Company
                             and each of Robert A. Smith and Myles E. Standish
                             (Exhibit 10.19 to the Company's Annual Report on
                             Form 10-K for the year ended September 30, 1998)

         *        10.9       Employment Agreement dated as of September 27, 1999
                             by and between the Company and Nicholas J. St.
                             George (Exhibit 10.13 to the Company's Annual
                             Report on Form 10-K for the year ended September
                             30, 1999)

                  13 Portions of the Company's 2000 Annual Report to Shareholders incorporated herein by reference. (filed herewith)

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

         (b) Reports on Form 8-K. On September 25, 2000, the Company filed a Current Report on Form 8-K in which it reported, pursuant to Item 5 thereof (Other Events), that it had issued a press release relating to certain executive management changes. No financial statements were filed as part of such Current Report on Form 8-K.

         (c) Exhibits. See Item 14(a)(3).

         (d) Financial Statement Schedules. See Item 14(a)(2)

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               OAKWOOD HOMES CORPORATION


                                               By:  /s/ Suzanne H. Wood
                                                    ----------------------------
                                                    Suzanne H. Wood
                                                    Executive Vice President and
                                                    Chief Financial Officer

Dated:  December 29, 2000


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

         Signature                                   Capacity                                  Date
         ---------                                   --------                                  ----

/s/ Duane D. Daggett                            Director, Chief                           December 29, 2000
------------------------------------            Executive Officer and President
Duane D. Daggett                                (Principal Executive Officer)




/s/ Dennis I. Meyer                             Director and Chairman                     December 29, 2000
------------------------------------
Dennis I. Meyer



/s/ Kermit G. Phillips, II                      Director                                  December 29, 2000
------------------------------------
Kermit G. Phillips, II



/s/ Roger W. Schipke                            Director                                  December 29, 2000
------------------------------------
Roger W. Schipke







/s/ Sabin C. Streeter                           Director                                  December 29, 2000
------------------------------------
Sabin C. Streeter


/s/ Francis T. Vincent, Jr.                     Director                                  December 29, 2000
------------------------------------
Francis T. Vincent, Jr.



/s/ Clarence W. Walker                          Director                                  December 29, 2000
------------------------------------
Clarence W. Walker



/s/ H. Michael Weaver                           Director                                  December 29, 2000
------------------------------------
H. Michael Weaver



/s/ Robert A. Smith                             Director, Executive Vice President,       December 29, 2000
------------------------------------            Financial Operations
Robert A. Smith



/s/ Myles E. Standish                           Director, Executive Vice President,       December 29, 2000
------------------------------------            Operations and General Counsel
Myles E. Standish


/s/ Suzanne H. Wood                             Executive Vice President and              December 29, 2000
------------------------------------            Chief Financial Officer
Suzanne H. Wood                                 (Principal Financial and
                                                Accounting Officer)

                            OAKWOOD HOMES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 28, 2000, except for the information presented in the third paragraph of Note 10 for which the date is December 27, 2000, appearing on pages 13 to 32 of the Company's 2000 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A and 8, the 2000 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                             PAGE
                                                             ----

         Supplementary information to notes to
           consolidated financial statements                  F-2

                            OAKWOOD HOMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION TO NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS


The components of inventories are as follows:

                                                  September 30,          September 30,        September 30,
                                                      2000                    1999                  1998
                                                      ----                    ----                  ----
New manufactured homes                            $261,336,000           $364,770,000        $234,606,000
Used manufactured homes                             11,492,000             18,047,000           8,261,000
Homes in progress                                    5,495,000              6,924,000           6,119,000
Land/Homes under development                        14,328,000             14,318,000           6,417,000
Raw materials and supplies                          30,352,000             39,539,000          35,949,000
                                                    ----------             ----------        ------------
                                                  $323,003,000           $443,598,000        $291,352,000
                                                   ===========            ===========         ===========

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    EXHIBITS

                                  ITEM 14(a)(3)

                           ANNUAL REPORT ON FORM 10-K

                                                                                                        Commission
For the fiscal year ended                                                                              File Number
September 30, 2000                                                                                          1-7444

                            OAKWOOD HOMES CORPORATION

                                  EXHIBIT INDEX

Exhibit No.                         Exhibit Description
-----------                         -------------------


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

         10.3                       Oakwood Homes Corporation 1990 Director
                                    Stock Option Plan (Exhibit 10.24 to the
                                    Company's Registration Statement on Form S-2
                                    filed on April 13, 1991)

         10.4                       Oakwood Homes Corporation Executive
                                    Incentive Compensation Plan (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

         10.5                       Oakwood Homes Corporation Key Employee Stock
                                    Plan (Exhibit 10.2 to the Company's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended June 30, 1996)

         10.6                       Oakwood Homes Corporation 1997 Director
                                    Stock Option Plan (Exhibit 10 to the
                                    Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

         10.7                       Oakwood Homes Corporation Director Deferral
                                    Plan (Exhibit 10.18 to the Company's Annual
                                    Report on Form 10-K for the year ended
                                    September 30, 1998)

         10.8                       Form of Employment Agreement between the
                                    Company and each of Robert A. Smith and
                                    Myles E. Standish (Exhibit 10.19 to the
                                    Company's Annual Report on Form 10-K for the year ended September 30, 1998)

         10.9                       Employment Agreement dated as of September
                                    27, 1999 by and between the Company and
                                    Nicholas J. St. George (Exhibit 10.13 to the
                                    Company's Annual Report on Form 10-K for the year ended September 30, 1999)

         13 Portions of the Company's 2000 Annual Report to Shareholders incorporated herein by reference (filed herewith).


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
