Form 10-Q
period 2000-12-31
OAKWOOD HOMES CORP
filed 2001-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2000 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 2001.

       Common Stock, Par Value $.50 Per Share . . . . . . . . .47,694,204

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)


                                                               Three months ended
                                                                  December 31,
                                                                  ------------
                                                             2000              1999
                                                             ----              ----
Revenues
  Net sales                                               $  255,205       $  297,494
  Financial services
    Consumer finance, net of impairment and
      valuation provisions                                       584            7,016
    Insurance                                                 10,079           15,836
                                                          ----------       ----------
                                                              10,663           22,852
  Other income                                                 2,347            3,106
                                                          ----------       ----------
      Total revenues                                         268,215          323,452
                                                          ----------       ----------

Costs and expenses
  Cost of sales                                              203,838          236,249
  Selling, general and administrative expenses                79,650           77,561
  Financial services operating expenses
    Consumer finance                                           9,271           11,291
    Insurance                                                  3,060            8,716
                                                          ----------       ----------
                                                              12,331           20,007
  Provision for losses on credit sales                           750              760
  Interest expense                                            14,596           12,830
                                                          ----------       ----------
      Total costs and expenses                               311,165          347,407
                                                          ----------       ----------

Income (loss) before income taxes                            (42,950)         (23,955)
Provision for income taxes                                         -           (9,103)
                                                          ----------       ----------
Net income (loss)                                         $  (42,950)      $  (14,852)
                                                          ==========       ==========

Earnings (loss) per share
    Basic                                                 $    (0.91)      $    (0.32)
    Diluted                                               $    (0.91)      $    (0.32)

Dividends per share                                       $        -       $      .01

Weighted average number of
  common shares outstanding
    Basic                                                     47,005           46,555
    Diluted                                                   47,005           46,555

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
                                 (in thousands)


                                                               Three months ended
                                                                  December 31,
                                                                  ------------
                                                             2000              1999
                                                             ----              ----
  Net income (loss)                                       $  (42,950)      $  (14,852)
    Unrealized gains (losses) on securities
      available for sale, net of tax                            (713)          (2,268)
                                                          ----------       ----------
  Comprehensive income (loss)                             $  (43,663)      $  (17,120)
                                                          ==========       ==========


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)


                                                          December 31      September 30
                                                             2000              1999
                                                             ----              ----
ASSETS

Cash and cash equivalents                                $    32,318      $    22,523
Loans and investments                                        342,352          322,166
Other receivables                                             92,903          113,460
Inventories:
    Manufactured homes                                       237,084          272,828
    Work-in-process, materials and supplies                   32,900           35,847
    Land/homes under development                              13,703           14,328
                                                         -----------      -----------
                                                             283,687          323,003
Properties and facilities                                    234,574          241,107
Other assets                                                 125,495          126,513
                                                         -----------      -----------
                                                         $ 1,111,329      $ 1,148,772
                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY


Short-term borrowings                                    $   124,991      $    65,500
Notes and bonds payable                                      327,377          329,929
Accounts payable and accrued liabilites                      216,875          261,888
Insurance reserves and unearned premiums                      39,555           44,602
Deferred income taxes                                          5,785            6,169
Other long-term obligations                                   34,942           35,400

Shareholders' equity
    Common stock, $.50 par value; 100,000,000
      shares authorized; 47,694,000 and 47,105,000
      shares issued and outstanding                           23,847           23,552
    Additional paid-in capital                               169,816          169,742
    Retained earnings                                        161,597          204,546
                                                         -----------      -----------
                                                             355,260          397,840

    Accumulated other comprehensive income, net of
      income taxes of $3,397 and $3,782                        6,912            7,625
    Unearned compensation                                       (368)            (181)
                                                         -----------      -----------
                                                             361,804          405,284
                                                         -----------      -----------
                                                         $ 1,111,329      $ 1,148,772
                                                         ===========      ===========


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)



                                                                                  Three months
                                                                                  December 31,
                                                                              ----------------------
                                                                              2000              1999
                                                                              ----              ----
Operating activities
  Net income (loss)                                                       $   (42,950)     $   (14,852)
  Adjustments to reconcile net income (loss) to cash provided (used)
    by operating activities
    Depreciation and amortization                                              15,414           13,556
    Deferred income taxes                                                           -            6,555
    Provision for losses on credit sales                                          750              760
    Losses on loans sold or held for sale                                       3,679           11,751
    Impairment and valuation provisions                                         9,656                -
    Excess of cash received over REMIC residual Income
     recognized (income recognized over cash received)                           (568)           6,510
    Other                                                                        (689)          (1,996)
    Changes in assets and liabilities
     Other receivables                                                         22,673           22,851
     Inventories                                                               39,316           43,868
     Deferred insurance policy acquisition costs                               (4,011)             367
     Other assets                                                                (738)          (6,192)
     Accounts payable and accrued liabilities                                 (51,623)         (35,516)
     Insurance reserves and unearned premiums                                  (5,047)         (13,444)
     Other long-term obligations                                                 (458)            (116)
                                                                           -----------       ----------
          Cash provided (used) by operations                                  (14,596)          34,102
     Loans originated                                                        (238,667)        (237,673)
     Sale of loans                                                            205,972          253,882
     Principal receipts on loans                                                3,566            5,026
                                                                           -----------       ----------
          Cash provided (used) by operating activities                        (43,725)          55,337
                                                                           -----------       ----------
Investing activities
     Acquisition of properties and facilities                                  (3,222)          (7,249)
     Other                                                                       (162)           2,531
                                                                           -----------       ----------
          Cash (used) by investing activities                                  (3,384)          (4,718)
                                                                           -----------       ----------
Financing activities
     Net borrowings (repayments) on short-term credit facilities               59,491          (43,711)
     Proceeds from issuance of notes and bonds payable                             24                -
     Payments on notes and bonds                                               (2,611)          (3,976)
     Cash dividends                                                                 -             (471)
     Proceeds from exercise of stock options                                        -               30
                                                                           -----------       ----------
          Cash provided (used) by financing activities                         56,904          (48,128)
                                                                           -----------       ----------
Net increase in cash and cash equivalents                                       9,795            2,491

Cash and cash equivalents
     Beginning of period                                                       22,523           26,939
                                                                           -----------       ----------
     End of period                                                         $   32,318        $  29,430
                                                                           ===========       ==========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.  The components of loans and investments are as follows:


                                                           December 31,     September 30,
                                                              2000              2000
                                                              ----              ----
   (in thousands)

   Loans held for sale, net of valuation allowances
     of $2,739 and $2,563                                  $221,537           $211,296
   Loans held for investment                                  7,579              8,512
   Less: reserve for uncollectible receivables               (2,855)            (3,556)
                                                           --------           --------
          Total loans receivable                            226,261            216,252
                                                           --------           --------

   Retained interests in REMIC securitizations
     available for sale, exclusive of loan
     servicing assets and liabilities, at fair value
       Regular interests                                     87,966             77,229
       Residual interests                                    28,125             28,685
                                                           --------           --------
          Total retained REMIC interests, at fair value
            (amortized cost of $105,782 and $94,507)        116,091            105,914
                                                           --------           --------
                                                           $342,352           $322,166
                                                           ========           ========


3. During the quarter ended December 31, 2000 the Company recorded charges of approximately $3.0 million, related primarily to the closing of a manufacturing facility, the closing of eight sales centers and the further streamlining of the organization.

4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                                 Three months ended
                                                                    December 31,
                                                                    ------------
                                                              2000              1999
                                                              ----              ----
   (in thousands, except per share data)

   Numerator for basic and diluted
      EPS - Net income (loss)                              $ (42,950)         $ (14,852)

   Denominator:
     Weighted average number of
       common shares outstanding                              47,005             46,565
     Unearned shares                                               -                (10)
                                                            --------           --------
     Denominator for basic EPS                                47,005             46,555

     Dilutive effect of stock options and
       restricted shares computed using
       the treasury stock method                                   -                  -
                                                            --------           --------
     Denominator for diluted EPS                              47,005             46,555
                                                            ========           ========

     Earnings (loss) per common share - basic               $  (0.91)          $  (0.32)
                                                            ========           ========
     Earnings (loss) per common share - diluted             $  (0.91)          $  (0.32)
                                                            ========           ========


     Stock options to purchase 4,258,705 and 5,118,250 shares of common stock and 589,500 and 550,903 unearned restricted shares were not included in the computation of diluted earnings per share for the first quarter of fiscal 2000 and 1999, respectively, because their inclusion would have been antidilutive.

5. In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which sought class action certification, alleged violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and sought the loss of value in class members' stockholdings. In January 2001 the Federal District Court of the Middle District of North Carolina dismissed with prejudice the consolidated amended shareholder lawsuit. The time for filing any appeal from the court's ruling has expired, and all shareholder action against the Company and its officers and directors has been resolved.

     During 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the action and add the Company as a defendant. As the lawsuits are in the early stages of discovery, the Company is unable to determine the effect, if any, on its results of operations, financial position or cash flows. The Company intends to defend these lawsuits vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $17 million at December 31, 2000. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $121 million at December 31, 2000. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated potential obligations under such repurchase agreements approximated $122 million at December 31, 2000. Losses under these repurchase agreements have not been significant.

6. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:


                                                          Three months ended
                                                              December 31,
                                                              ------------

     (in thousands)                                        2000          1999
                                                           ----          ----
     Revenues
          Retail                                       $ 174,775      $ 185,534
          Manufacturing                                  156,348        244,889
          Consumer finance                                   584          7,016
          Insurance                                       12,767         15,836
          Eliminations/other                             (76,259)      (129,823)
                                                       ---------      ---------
                                                       $ 268,215      $ 323,452
                                                       =========      =========
     Income (loss) before interest expense,
       investment income and Income taxes
          Retail                                       $ (24,986)     $ (12,539)
          Manufacturing                                    1,834         35,817
          Consumer finance                                (9,437)        (5,035)
          Insurance                                        7,019          7,120
          Eliminations/other                              (2,920)       (36,664)
                                                       ---------      ---------
                                                         (28,490)       (11,301)
     Interest expense                                    (14,596)       (12,830)
     Investment income                                       136            176
                                                       ---------      ---------
     Income (loss) before income taxes                 $ (42,950)     $ (23,955)
                                                       =========      =========
     Depreciation and amortization
          Retail                                       $   3,300      $   2,424
          Manufacturing                                    4,322          4,092
          Consumer finance                                 3,411          5,020
          Eliminations/other                               4,381          2,020
                                                       ---------      ---------
                                                       $  15,414      $  13,556
                                                       =========      =========
     Capital expenditures
          Retail                                       $     820      $   2,696
          Manufacturing                                      865          2,378
          Consumer finance                                   944            963
          Eliminations/other                                 593          1,212
                                                       ---------      ---------
                                                       $   3,222      $   7,249
                                                       =========      =========

                                                       December 31,   September 30,
                                                           2000           2000
                                                           ----           ----

     Identifiable assets
          Retail                                        $ 430,177     $  475,227
          Manufacturing                                   599,328        604,946
          Consumer finance                                678,759        637,264
          Insurance                                       123,672        115,959
          Eliminations/other                             (720,607)      (684,624)
                                                       ----------     ----------
                                                       $1,111,329     $1,148,772
                                                       ==========     ==========

   7. In June 1998 the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 2000 the Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"("FAS 138"), which amends FAS 133 and addresses a limited number of implementation issues related to FAS 133. FAS 133, as amended by FAS 138, was effective for the Company as of October 1, 2000. The Company has evaluated its significant contracts and has determined that FAS 133 does not have a material impact on its financial condition or results of operations.

       In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, will be effective for the Company no later than the fourth quarter of fiscal 2001. The Company plans to adopt SAB 101 in the fourth quarter of fiscal 2001. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Upon adoption, the Company will record a cumulative effect of change in accounting principle, effective October 1, 2000. Under its current policy, the Company recognizes revenue for the majority of retail sales upon closing, which includes, for the great majority of retail sales, execution of loan documents and related paperwork and receipt of the customer's down payment. To adopt the provisions of SAB 101, the Company currently plans to change its revenue recognition policy on these retail sales to a method based upon placement of the home at the customer's site. The Company has not yet determined the effect of this change on its consolidated financial position and results of operations.

       In September 2000 the Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("FAS 140"), which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. FAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company has determined that FAS 140 does not have a material impact on its financial condition or results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                              RESULTS OF OPERATIONS
                              ---------------------


Three months ended December 31, 2000 compared to three months ended December 31,
--------------------------------------------------------------------------------
1999
----

         The following table summarizes certain statistics for the quarters ended December 31, 2000 and 1999:

                                                             2000              1999
                                                             ----              ----
Retail sales (in millions)                                   $ 172.9          $ 182.6
Wholesale sales (in millions)                                $  82.3          $ 114.9
Total sales (in millions)                                    $ 255.2          $ 297.5
Gross profit % - integrated operations                          24.0%            25.2%
Gross profit % - wholesale operations                           12.0%            13.2%
New single-section homes sold - retail                           956            1,071
New multi-section homes sold - retail                          2,523            2,619
Used homes sold - retail                                         284              426
New single-section homes sold - wholesale                        428              856
New multi-section homes sold - wholesale                       1,852            2,498
Average new single-section sales price - retail              $30,100          $31,100
Average new multi-section sales price - retail               $55,700          $55,600
Average new single-section sales price - wholesale           $22,300          $20,100
Average new multi-section sales price - wholesale            $39,000          $38,500
Weighted average retail sales centers
  open during the period                                         377              400

Net sales

The Company's sales volume continued to be adversely affected by extremely competitive industry conditions during the quarter ended December 31, 2000. Retail sales dollar volume decreased 5%, reflecting a 6% decrease in new unit volume and a decrease of 3% in the average new unit sales prices of single-section homes. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 73% of retail new unit sales compared to 71% in the quarter ended December 31, 1999. Average retail sales prices on single-section homes declined as a result of competitive pricing pressure and various promotional programs targeted at selling older inventory models.

During the quarter ended December 31, 2000 the Company opened one new sales center compared to two sales centers during the quarter ended December 31, 1999. The Company also closed three and announced the closing of eight underperforming sales centers during the quarter ended December 31, 2000. During the quarter ended December 31, 1999 the Company closed 41 underperforming sales centers primarily as part of its restructuring plans announced during the fourth quarter of fiscal 1999. Total new retail sales dollars at sales centers open more than one year decreased 4% during the quarter ended December 31, 2000.

Wholesale sales dollar volume decreased 28%, reflecting a 32% decrease in unit volume. This decrease was partially offset by an 11% and 1% increase in the average new unit sales price of single-section and multi-section homes, respectively. The unit volume decrease was also offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section sales accounted for 81% of wholesale unit sales compared to 74% in the quarter ended December 31, 1999.

Gross profit

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations decreased from 25.2% in the quarter ended December 31, 1999 to 24.0% in the quarter ended December 31, 2000 primarily as a result of competitive pricing pressures, various promotional programs targeted at selling older inventory models and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended December 31, 2000.

Gross profit margin - wholesale operations decreased from 13.2% in the quarter ended December 31, 1999 to 12.0% in the quarter ended December 31, 2000 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended December 31, 2000.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                          Three months ended
                                                             December 31,
                                                             ------------
(in thousands)                                              2000        1999
                                                            ----        ----

Interest income                                        $ 10,176       $  9,007
Servicing fees                                            2,306          4,933
REMIC residual income                                     1,086          4,382

Losses on loans sold or held for sale:
  Loss on sale of loans                                    (940)        (3,059)
  Valuation provision on loans
    held for sale                                        (2,739)        (8,692)
                                                       --------       --------
                                                         (3,679)       (11,751)
                                                       --------       --------
Impairment and valuation
  provisions                                             (9,656)             -

Other                                                       351            445
                                                       --------       --------
                                                       $    584       $  7,016
                                                       ========       ========

The increase in interest income reflects higher average interest rates on loans held for sale in the warehouse prior to securitization. This increase was partially offset by lower average outstanding balances of loans held for sale in the warehouse prior to securitization. The lower average warehouse balances resulted from the timing of securitizations.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, declined as a result of increased servicing asset amortization and lower servicing cash flows from the Company's securitizations. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

The decrease in residual income primarily reflects reduced cash flow from certain retained residual interests due to increased liquidations of repossessions during the quarter.

The loss on sale of loans during the quarter ended December 31, 2000 reflects the completion of a $214 million securitization. The decrease in securitization losses reflects an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

Impairment and valuation provisions are summarized as follows:


                                                          Three months ended
                                                             December 31,
                                                             ------------
(in thousands)                                              2000        1999
                                                            ----        ----

Impairment writedowns of residual
  REMIC Interests                                      $    144       $      -

Valuation allowances on servicing
  contracts                                               9,512              -
                                                       --------       --------
                                                       $  9,656       $      -
                                                       ========       ========




These charges generally resulted from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes may affect recovery rates and default rates and result in future impairment and valuation provisions.

For the quarter ended December 31, 2000 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.88% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.26% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At December 31, 2000 the Company had a total of 3,287 unsold properties in repossession or foreclosure (approximately 2.57% of the total number of Oakwood originated serviced assets) compared to 2,603, 2,874 and 2,417 at September 30, 2000, December 31, 1999 and September 30, 1999, respectively (approximately 2.06%, 2.36% and 1.97%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 298, 301, 410 and 417 relate to loans originated on behalf of Deutsche Financial

Capital ("DFC"), the Company's former consumer finance joint venture, at December 31, 2000, September 30, 2000, December 31, 1999 and September 30, 1999, respectively.

At December 31, 2000 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, was 5.8%, compared to 5.1% at December 31, 1999. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 36% to $10.1 million in the quarter ended December 31, 2000 from $15.8 million in the quarter ended December 31, 1999. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trend experienced in the first quarter of fiscal 2001 continues, insurance revenues should be expected to continue to decline.

Effective June 1, 2000, the Company entered into a quota share agreement which management believes will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums and losses on an on-going basis. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.1 million, or 3%, during the quarter ended December 31, 2000 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% in the quarter ended December 31, 2000 from 26.1% in the quarter ended December 31, 1999. The increase is primarily due to higher selling expenses principally as a result of certain salesperson compensation incentives associated with the reduction of inventory levels and also as a result of a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses decreased $2.0 million, or 18%, during the quarter ended December 31, 2000 principally as a result of cost reduction initiatives undertaken during the fourth quarter of fiscal 2000.

Insurance operating expenses

Insurance operating costs declined by $5.7 million, or 65%, in the first quarter of fiscal 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the reinsurance agreement described previously, as well as the

Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Interest expense

Interest expense for the quarter ended December 31, 2000 increased $1.8 million from the first quarter of fiscal 2000 due to higher fees and interest rates associated with the Company's short-term credit facilities. These increases were partially offset by lower average balances outstanding during the quarter ended December 31, 2000.

Income taxes

The Company has operated at a loss in its two most recent fiscal years and in the quarter ended December 31, 2000. Because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of Statement of Financial Accounting Standards No. 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company's results for the quarter ended December 31, 2000 do not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period. Had the Company recorded a tax benefit in the quarter, the net loss would have been reduced by approximately $15.5 million.

Liquidity and Capital Resources

For the quarter ended December 31, 2000 the Company reported a net loss of $43.0 million. The net loss included non-cash charges of $13.3 million related to the financial services business and a $3.0 million charge in connection with closing a manufacturing facility, closing eight sales centers, and further streamlining the organization. For the quarter ended December 31, 1999 the Company reported a net loss of $14.9 million. The net loss included non-cash charges of $11.8 million related to the financial services business.

The financial results reported by the Company beginning in fiscal 1999 reflect business conditions within the manufactured housing industry. The Company is currently operating in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% during calendar 2000.

The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts continued during the first quarter of fiscal 2001 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken during the past fiscal year, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $159.9 million reduction in inventories since September 30, 1999, negatively affected the Company's reported earnings for 2000 and in the quarter ended December 31, 2000. Because the Company expects competitive market conditions to continue during 2001, it does not expect to generate income from operations; however, it plans to manage operations to generate positive cash flow. The Company believes that operating cash flow, coupled with borrowings under its credit facilities will provide sufficient liquidity to meet obligations and execute its business plan during 2001.

The Company also is currently negotiating new multi-year credit facilities to replace its existing credit facilities which mature in October 2001. However, there can be no assurance that the Company will be able to finalize such facilities.

In the event of further deterioration in market conditions, the Company intends to take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operating or financial assets.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At December 31, 2000 the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from that anticipated, the Company intends to continue to curtail production by lowering production speed or idling additional production facilities.

Retail financing of sales of the Company's products is an integral part of the Company's integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. Should the Company's ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. However, there can be no assurances that such sources would be adequate to fund its finance business.

Beginning in 1994, the Company generally sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly was not required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market. Over the last two years, demand for subordinated securities, particularly securities rated below BBB, has decreased. As a result, the Company has retained certain subordinated asset-backed securities rated below BBB. The aggregate principal balance of the retained securities rated below BBB (including any initial overcollateralization) represented approximately 9% of the aggregate principal balance of the loans securitized in transactions during fiscal 2000.

At December 31, 2000 the Company owned subordinated asset-backed securities rated below BBB having a carrying value of approximately $85.1 million associated with certain of the Company's 1998, 1999, 2000 and 2001 securitizations, as well as subordinated asset-backed securities having a carrying value of approximately $2.8 million retained from securitization transactions prior to 1994. The Company considers these securities to be available for sale, and would consider opportunities to liquidate these securities based upon market conditions. Continued decreased demand for subordinated asset-backed securities at prices acceptable to the Company would be likely to require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained.

The Company estimates that in 2001 capital expenditures will approximate $24 million, comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

During the quarter ended December 31, 2000 the Company decreased inventories by $39 million as a result of inventory reduction measures described previously.

The increase in loans and investments from September 30, 2000 principally reflects an increase in loans held for sale from $211 million at September 30, 2000 to $222 million at December 31, 2000. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on the beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to its belief that operating cash flow, coupled with borrowings under its credit facilities, will provide sufficient liquidity to meet its obligations and execute its business plan during 2001 and the ability of the quota share agreement to reduce the Company's underwriting exposure to natural disasters. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its retail finance activities; the Company may recognize special charges or experience increased costs in connection with securitizations or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; adverse changes in governmental regulations applicable to its business could negatively impact its business; the Company could suffer losses resulting from litigation; the captive Bermuda reinsurance subsidiary could experience significant losses; the Company could experience increased credit losses or higher delinquency rates on loans that it originates; negative changes in general economic conditions in its markets could adversely impact the Company; the Company could lose the services of its key management personnel; and any other factors that generally affect companies in its lines of business could also adversely impact the Company. Should the Company's underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 2.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
Not applicable.

   PART II.         OTHER INFORMATION

Item 1.             Legal Proceedings
                    -----------------

     In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which sought class action certification, alleged violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and sought the loss of value in class members' stockholdings. In January 2001 the Federal District Court of the Middle District of North Carolina dismissed with prejudice the consolidated amended shareholder lawsuit. The time for filing any appeal from the court's ruling has expired, and all shareholder action against the Company and its officers and directors has been resolved.

     During 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the action and add the Company as a defendant. As the lawsuits are in the early stages of discovery, the Company is unable to determine the effect, if any, on its financial position or results of operations. The Company intends to defend these lawsuits vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations or financial condition.

Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

              At the Annual Meeting of Shareholders of the Registrant held on January 31, 2001, the shareholders elected Clarence W. Walker, Dennis I. Meyer, Robert A. Smith, Duane D. Daggett, and Myles E. Standish as directors and approved the selection of PricewaterhouseCoopers LLP as independent accountants. The following table sets forth the votes on each such matter:


                                             FOR                AGAINST             ABSTAIN            NOT VOTED
                                             ----               -------             -------            ---------
Election of Directors
(by nominee)
Clarence W. Walker                        43,276,019              --                866,163            2,962,522
Dennis I. Meyer                           42,920,059              --               1,222,123           2,962,522
Robert A. Smith                           43,633,650              --                508,532            2,962,522
Duane D. Daggett                          43,637,354              --                504,828            2,962,522
Myles E. Standish                         43,643,680              --                498,502            2,962,522


Approval of selection of
PricewaterhouseCoopers
LLP as Independent
Accountants                               43,077,897            902,561             161,724            2,962,522

   Item 6.        Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)   Exhibits

                       (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt


                  b)   Reports on Form 8-K

                       No reports on Form 8-K were filed for the quarter ended December 31, 2000.

                  Items 2, 3 and 5 are not applicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  February 14, 2001


                                                OAKWOOD HOMES CORPORATION




                                                BY:  /s/  Suzanne H. Wood
                                                     --------------------
                                                     Suzanne H. Wood
                                                     Executive Vice President
                                                     (Chief Financial Officer)
                                                     (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                               Commission File Number
   December 31, 2000                                           1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                         Exhibit Description
   -----------                         -------------------

       4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt