Form 10-Q
period 2001-03-31
OAKWOOD HOMES CORP
filed 2001-05-15
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or
(   ) Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _______ to _______


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


            7800 McCloud Road, Greensboro, North Carolina 27409-9634
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

          Post Office Box 27081, Greensboro, North Carolina 27425-7081
--------------------------------------------------------------------------------
                (Mailing address of principal executive offices)

                                 (336) 664-2400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2001.

       Common Stock, Par Value $.50 Per Share . . . . . . . . .47,644,204

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

                                      OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                         (in thousands except per share data)

                                                                                          Three months ended
                                                                                              March 31,
                                                                                              ---------
                                                                                      2001                  2000
                                                                                      ----                  ----
 Revenues
      Net sales                                                                        $ 208,061             $ 271,349
      Financial services
         Consumer finance, net of impairment and
            valuation provisions                                                          23,702                14,588
         Insurance                                                                         9,410                14,595
                                                                                -----------------     -----------------
                                                                                          33,112                29,183
      Other income                                                                         2,136                 2,272
                                                                                -----------------     -----------------
            Total revenues                                                               243,309               302,804
                                                                                -----------------     -----------------

 Costs and expenses
      Cost of sales                                                                      168,349               215,511
      Selling, general and administrative expenses                                        72,585                78,642
      Financial services operating expenses
         Consumer finance                                                                 10,276                10,361
         Insurance                                                                         4,674                 8,221
                                                                                -----------------     -----------------
                                                                                          14,950                18,582
      Reversal of restructuring charges                                                        -                (4,351)
      Provision for losses on credit sales                                                 2,250                   740
      Interest expense                                                                    13,219                12,995
                                                                                -----------------     -----------------
            Total costs and expenses                                                     271,353               322,119
                                                                                -----------------     -----------------

 Loss before income taxes                                                                (28,044)              (19,315)
 Provision for income taxes                                                                    -                (7,339)
                                                                                -----------------     -----------------

 Net loss                                                                              $ (28,044)            $ (11,976)
                                                                                =================     =================

 Loss per share
         Basic                                                                         $   (0.60)            $   (0.26)
         Diluted                                                                       $   (0.60)            $   (0.26)

 Dividends per share                                                                   $       -             $     .01

 Weighted average number of
      common shares outstanding
         Basic                                                                            47,105                46,574
         Diluted                                                                          47,105                46,574


See accompanying notes to the consolidated financial statements.


                                    OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                                       (in thousands except per share data)

                                                                                     Six months ended
                                                                                        March 31,
                                                                                        ---------
                                                                              2001                     2000
                                                                              ----                     ----
 Revenues
      Net sales                                                              $    463,266              $   568,843
      Financial services revenues
         Consumer finance, net of impairment and
            valuation provisions                                                   24,286                   21,604
         Insurance                                                                 19,489                   30,431
                                                                       -------------------      -------------------
                                                                                   43,775                   52,035
      Other income                                                                  4,483                    5,378
                                                                       -------------------      -------------------
            Total revenues                                                        511,524                  626,256
                                                                       -------------------      -------------------

 Costs and expenses
      Cost of sales                                                               372,187                  451,760
      Selling, general and administrative expenses                                152,235                  156,203
      Financial services operating expenses
         Consumer finance                                                          19,547                   21,652
         Insurance                                                                  7,734                   16,937
                                                                       -------------------      -------------------
                                                                                   27,281                   38,589
      Reversal of restructuring charges                                                 -                   (4,351)
      Provision for losses on credit sales                                          3,000                    1,500
      Interest expense                                                             27,815                   25,825
                                                                       -------------------      -------------------
            Total costs and expenses                                              582,518                  669,526
                                                                       -------------------      -------------------

 Loss before income taxes                                                         (70,994)                 (43,270)
 Provision for income taxes                                                             -                  (16,442)
                                                                       -------------------      -------------------

 Net loss                                                                     $   (70,994)             $   (26,828)
                                                                       ===================      ===================

 Loss per share
         Basic                                                                $     (1.51)              $    (0.58)
         Diluted                                                              $     (1.51)              $    (0.58)

 Dividends per share                                                          $         -               $      .02

 Weighted average number of
      common shares outstanding
         Basic                                                                     47,055                   46,565
         Diluted                                                                   47,055                   46,565

See accompanying notes to the consolidated financial statements.


                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)

                                                     Three months ended                      Six months ended
                                                          March 31,                             March 31,
                                                         ----------                            ----------
                                                   2001               2000                2001             2000
                                                   ----               ----                ----             ----
Net loss                                            $ (28,044)         $ (11,976)          $(70,994)        $(26,828)
     Unrealized gains on  securities
        available for sale, net of tax                  3,041              5,688              2,328            3,420
                                             -----------------   ----------------    ---------------   --------------
Comprehensive loss                                  $ (25,003)          $ (6,288)          $(68,666)        $(23,408)
                                             =================   ================    ===============   ==============

See accompanying notes to the consolidated financial statements.

                                       OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                     (in thousands except share and per share data)

                                                                                March 31,               September 30,
 ASSETS                                                                           2001                      2000
                                                                                  ----                      ----
 Cash and cash equivalents                                                        $    18,530                $    22,523
 Loans and investments                                                                239,388                    322,166
 Other receivables                                                                    102,086                    113,460
 Inventories
         Manufactured homes                                                           227,515                    272,828
         Work-in-process, materials and supplies                                       28,354                     35,847
         Land/homes under development                                                  13,158                     14,328
                                                                           -------------------       --------------------
                                                                                      269,027                    323,003
 Properties and facilities                                                            230,695                    241,107
 Other assets                                                                         130,845                    126,513
                                                                           -------------------       --------------------
                                                                                  $   990,571                $ 1,148,772
                                                                           ===================       ====================
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Short-term borrowings                                                             $   30,000                $    65,500
 Notes and bonds payable                                                              326,637                    329,929
 Accounts payable and accrued liabilities                                             227,158                    261,888
 Insurance reserves and unearned premiums                                              18,221                     44,602
 Deferred income taxes                                                                  7,423                      6,169
 Other long-term obligations                                                           33,247                     35,400

 Commitments and contingencies

 Shareholders' equity
         Common stock, $.50 par value; 100,000,000
            shares authorized; 47,658,000 and 47,105,000
            shares issued and outstanding                                              23,829                     23,552
         Additional paid-in capital                                                   180,838                    169,742
         Retained earnings                                                            133,553                    204,546
                                                                           -------------------       --------------------
                                                                                      338,220                    397,840
         Accumulated other comprehensive income, net of
            income taxes of $5,034 and $3,782                                           9,953                      7,625
         Unearned compensation                                                           (288)                      (181)
                                                                           -------------------       --------------------
                                                                                      347,885                    405,284
                                                                           -------------------       --------------------
                                                                                  $   990,571                $ 1,148,772
                                                                           ===================       ====================

See accompanying notes to the consolidated financial statements.

                                                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                               (in thousands)
                                                                                                            Six months
                                                                                                             March 31,
                                                                                                            ----------
                                                                                                   2001                    2000
                                                                                                   ----                    ----
 Operating activities
      Net loss                                                                                 $ (70,994)              $ (26,828)
      Adjustments to reconcile net loss to cash provided
         by operating activities
         Depreciation and amortization                                                            28,595                  25,434
         Deferred income taxes                                                                         -                  (2,286)
         Provision for losses on credit sales                                                      3,000                   1,500
         (Gains) losses on securities sold and loans sold or held for sale                          (887)                 18,577
         Impairment and valuation provisions                                                      10,088                     742
         Excess of cash received over REMIC residual income
            recognized (income recognized over cash received)                                     (1,163)                  7,196
         Reversal of restructuring charges                                                             -                  (4,351)
         Other                                                                                    (3,600)                  5,415
         Changes in assets and liabilities
            Other receivables                                                                     13,573                   1,268
            Inventories                                                                           53,976                  73,035
            Deferred insurance policy acquisition costs                                              603                     861
            Other assets                                                                          (3,420)                 (6,991)
            Accounts payable and accrued liabilities                                             (40,252)                (28,990)
            Insurance reserves and unearned premiums                                             (26,381)                (14,869)
            Other long-term obligations                                                           (2,153)                   (637)
                                                                                               ----------              ----------
                Cash provided (used) by operations                                               (39,015)                 49,076
            Loans originated                                                                    (405,850)               (479,061)
            Sale of loans                                                                        483,965                 582,202
            Principal receipts on loans                                                            3,440                  12,423
                                                                                               ----------              ----------
                Cash provided by operating activities                                             42,540                 164,640
                                                                                               ----------              ----------
 Investing activities
         Acquisition of properties and facilities                                                 (6,560)                (12,413)
         Other                                                                                    (1,112)                 11,952
                                                                                               ----------              ----------
               Cash used by investing activities                                                  (7,672)                   (461)
                                                                                               ----------              ----------

See accompanying notes to the consolidated financial statements.

 Financing activities
         Net repayments on short-term credit facilities                                          (35,500)               (152,800)
         Proceeds from issuance of notes and bonds payable                                            24                      -
         Payments on notes and bonds                                                              (3,385)                 (9,040)
         Cash dividends                                                                                -                    (942)
         Proceeds from exercise of stock options                                                       -                      30
                                                                                          ---------------        ----------------
                Cash used by financing activities                                                (38,861)               (162,752)
                                                                                          ---------------        ----------------

 Net increase (decrease) in cash and cash equivalents                                             (3,993)                  1,427

 Cash and cash equivalents
         Beginning of period                                                                      22,523                  26,939
                                                                                          ---------------        ----------------
         End of period                                                                          $ 18,530                $ 28,366
                                                                                          ===============        ================

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the periods presented. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

2.  The components of loans and investments are as follows:

                                                                           March 31,            September 30,
                                                                             2001                   2000
                                                                             ----                   ----
 (in thousands)
 Loans held for sale, net of valuation allowances
      of $2,739 and $2,563                                                    $ 113,530                $ 211,296
 Loans held for investment                                                        7,268                    8,512
 Less:  reserve for uncollectible loans receivable                               (1,559)                  (3,556)
                                                                        ----------------     --------------------
                Total loans receivable                                          119,239                  216,252
                                                                        ----------------     --------------------

 Retained interests in REMIC securitizations available for
      sale, exclusive of loan servicing assets and liabilities,
      at fair value
         Regular interests                                                       85,978                   77,229
         Residual interests                                                      34,171                   28,685
                                                                        ----------------     --------------------
             Total retained REMIC interests, at fair value
               (amortized cost of $105,160 and $94,507)                         120,149                  105,914
                                                                        ----------------     --------------------
                                                                              $ 239,388                $ 322,166
                                                                        ================     ====================

3. At March 31, 2001, the balance remaining in the restructuring reserve was $1.0 million. During the quarter and six months ended March 31, 2001 the Company recorded charges against the reserve of $0.1 million and $0.8 million, respectively. The Company recorded no additional restructuring charges or reversals of earlier charges during the six months ended March 31, 2002.

4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                              Three months ended                       Six months ended
                                                                  March 31,                               March 31,
                                                                  ----------                              ---------
                                                          2001                 2000                2001                2000
                                                          ----                 ----                ----                ----
 (in thousands, except per share data)
 Numerator for basic and diluted
      EPS - Net loss                                       $ (28,044)           $ (11,976)          $ (70,994)         $ (26,828)

 Denominator:
      Weighted average number of
         common shares outstanding                            47,105               46,574              47,055             46,570
      Unearned shares                                              -                    -                   -                 (5)
                                                     ----------------    -----------------    ----------------    ---------------
      Denominator for basic EPS                               47,105               46,574              47,055             46,565
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                                 -                    -                   -                  -
                                                     ----------------    -----------------    ----------------    ---------------
      Denominator for diluted EPS                             47,105               46,574              47,055             46,565
                                                     ================    =================    ================    ===============

      Earnings (loss) per common share - basic               $ (0.60)             $ (0.26)            $ (1.51)           $ (0.58)
                                                     ================    =================    ================    ===============
      Earnings (loss) per common share - diluted             $ (0.60)             $ (0.26)            $ (1.51)           $ (0.58)
                                                     ================    =================    ================    ===============

     Stock options to purchase 3,849,094 and 4,606,750 shares of common stock and 539,500 and 550,903 unearned restricted shares at March 31, 2001 were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

5. During the second quarter of fiscal 2001, the Company entered into a three-year, $200 million loan purchase facility with a financial institution. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, loans are purchased from the Company and held for later securitization. In connection with the facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 9.5 million shares of the Company's common stock with an exercise price of approximately $1.97 per share. The warrant, which is immediately exercisable, expires in February 2009. During the quarter ended March 31, 2001, the Company recorded non-cash expense of $0.3 million related to the warrant.

     The Company has complied, or obtained waivers for failing to comply, with all covenants contained in its credit agreements. However, certain financial covenants contained in the Company's revolving credit agreement, particularly earnings before interest, taxes and depreciation (as defined in the agreement), become more stringent in the second half of the fiscal year, consistent with the seasonal nature of the Company's business. Should the Company's results of operations fail to improve in the second six months of the fiscal year, it is likely that the Company will violate financial covenants contained in the agreement. While the Company's lenders have in the past amended certain financial covenants or waived compliance therewith, there can be no assurance that the Company's lenders will do so in the future should such violations occur.

6. In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which sought class action certification, alleged violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and sought the loss of value in class members' stockholdings. In January 2001 the Federal District Court of the Middle District of North Carolina dismissed with prejudice the consolidated amended shareholder lawsuit. The time for filing any appeal from the court's ruling has expired, and all shareholder action against the Company and its officers and directors has been dismissed and resolved.

     During fiscal 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the action and add the Company as a defendant. These motions have not been ruled on by the trial judge. Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation have filed six separate suits in the United States District Court for the Southern District of Mississippi requesting the Court to enforce arbitration agreements signed by all but one of the original Jefferson County plaintiffs. The defendants in these actions have filed a series of procedural motions. As a result, no hearing date has been set on any of these actions. As the lawsuits are in the early stages, the Company is unable to determine the effect, if any, on its results of operations, financial position or cash flows. The Company intends to defend these lawsuits vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $16 million at March 31, 2001. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $123 million at March 31, 2001. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated potential obligations under such repurchase agreements approximated $109 million at March 31, 2001. Losses under these repurchase agreements have not been significant.

7. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:


                                                        Three months ended                            Six months ended
                                                            March 31,                                    March 31,
                                                            ----------                                   ---------
(in thousands)                                     2001                   2000                  2001                 2000
                                                   ----                   ----                  ----                 ----
Revenues
      Retail                                         $ 133,443               $ 178,294          $ 308,218              $ 363,828
      Manufacturing                                    146,986                 165,393            303,334                410,282
      Consumer finance                                  23,702                  14,588             24,286                 21,604
      Insurance                                         11,835                  14,595             24,602                 30,431
      Eliminations/other                               (72,657)                (70,066)          (148,916)              (199,889)
                                            -------------------    --------------------    ---------------    -------------------
                                                     $ 243,309               $ 302,804          $ 511,524              $ 626,256
                                            ===================    ====================    ===============    ===================

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                         $ (28,065)              $ (14,856)         $ (53,051)             $ (27,395)
      Manufacturing                                      2,584                    (441)             4,418                 35,376
      Consumer finance                                  11,176                   3,487              1,739                 (1,548)
      Insurance                                          4,736                   6,374             11,755                 13,494
      Eliminations/other                                (5,528)                 (1,020)            (8,448)               (37,684)
                                            -------------------    --------------------    ---------------    -------------------
                                                       (15,097)                 (6,456)           (43,587)               (17,757)
Interest expense                                       (13,219)                (12,995)           (27,815)               (25,825)
Investment income                                          272                     136                408                    312
                                            -------------------    --------------------    ---------------    -------------------
Income (loss) before income taxes                    $ (28,044)              $ (19,315)         $ (70,994)             $ (43,270)
                                            ===================    ====================    ===============    ===================

Depreciation and amortization
      Retail                                           $ 2,732                 $ 2,515            $ 6,032                $ 4,939
      Manufacturing                                      4,317                   4,352              8,639                  8,444
      Consumer finance                                   2,622                   2,859              6,033                  7,879
      Eliminations/other                                 3,510                   2,152              7,891                  4,172
                                            -------------------    --------------------    ---------------    -------------------
                                                      $ 13,181                $ 11,878           $ 28,595               $ 25,434
                                            ===================    ====================    ===============    ===================

Capital expenditures
      Retail                                             $ 391                 $ 2,066            $ 1,211                $ 4,762
      Manufacturing                                        872                   1,165              1,737                  3,543
      Consumer finance                                     922                   1,010              1,866                  1,973
      Eliminations/other                                 1,153                     923              1,746                  2,135
                                            -------------------    --------------------    ---------------    -------------------
                                                       $ 3,338                 $ 5,164            $ 6,560               $ 12,413
                                            ===================    ====================    ===============    ===================

                                                     March 31,            September 30,
                                                       2001                   2000
                                                       ----                   ----
Identifiable assets
      Retail                                             $ 412,290               $ 475,227
      Manufacturing                                        467,432                 604,946
      Consumer finance                                     425,372                 637,264
      Insurance                                            111,924                 115,959
      Eliminations/other                                  (426,447)               (684,624)
                                                -------------------    --------------------
                                                         $ 990,571             $ 1,148,772
                                                ===================    ====================

   8. In June 1998 the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 2000 the Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"("FAS 138"), which amends FAS 133 and addresses a limited number of implementation issues related to FAS 133. FAS 133, as amended by FAS 138, was effective for the Company as of October 1, 2000. The adoption of FAS 123 did not have any material impact on the Company's financial condition or results of operation as the Company has no derivative instruments.

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

       In October 2000 the Emerging Issues Task Force of the Board (the "EITF") reached a consensus on a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EIFF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Initial adoption of this new accounting guidance will be required for the Company's third quarter of 2001 and is to be reflected as a cumulative effect of an accounting change at the time of adoption. The Company is currently addressing the potential impact on the accounting for the Company's REMIC interests retained at the time of its securitization transactions

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations

                              RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     The following table summarizes certain statistics for the quarters ended March 31, 2001 and 2000:
                                                     2001              2000
                                                     ----              ----
Retail sales (in millions)                           $ 130.9         $  176.2
Wholesale sales (in millions)                        $  77.2         $   95.1
Total sales (in millions)                            $ 208.1         $  271.3
Gross profit % - integrated operations                  23.9%            25.3%
Gross profit % - wholesale operations                   11.0%            11.7%
New single-section homes sold - retail                   899            1,427
New multi-section homes sold - retail                  1,839            2,289
Used homes sold - retail                                 333              465
New single-section homes sold - wholesale                470              746
New multi-section homes sold - wholesale               1,752            2,105
Average new single-section sales price - retail      $30,100          $31,900
Average new multi-section sales price - retail       $54,500          $54,600
Average new single-section sales price - wholesale   $20,400          $21,400
Average new multi-section sales price - wholesale    $38,400          $37,500
Weighted average retail sales centers
  open during the period                                 365              374


Net sales

The Company's sales volume continued to be adversely affected by extremely competitive industry conditions during the quarter ended March 31, 2001. Retail sales dollar volume decreased 26%, reflecting a 26% decrease in new unit volume and a decrease of 6% in the average new unit sales prices of single-section homes. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 67% of retail new unit sales compared to 62% in the quarter ended March 31, 2000. Average retail sales prices on single-section homes declined as a result of competitive pricing pressure and various promotional programs targeted at selling older inventory models.

During the quarter ended March 31, 2001 the Company opened no new sales centers compared to four sales centers during the quarter ended March 31, 2000. The Company also closed nine underperforming sales centers during the quarter ended March 31, 2001 and converted 12 sales centers to centers that exclusively market repossessed inventory. No restructuring charges were recorded as a result of these closings and conversions. During the quarter ended March 31, 2000 the Company closed two underperforming sales centers. Total new retail sales dollars at sales centers open more than one year decreased 25% during the quarter ended March 31, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 19%, reflecting a 22% decrease in unit volume and a 5% decrease in the average new unit sales prices of single-section homes. This decrease was partially offset by a 2% increase in the average new unit sales price of multi-section homes. The unit volume decrease was also offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section sales accounted for 79% of wholesale unit sales compared to 74% in the quarter ended March 31, 2000.

Gross profit

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations decreased from 25.3% in the quarter ended March 31, 2000 to 23.9% in the quarter ended March 31, 2001 primarily as a result of competitive pricing pressures, various promotional programs targeted at selling older inventory models and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended March 31, 2001.

Gross profit margin - wholesale operations decreased from 11.7% in the quarter ended March 31, 2000 to 11.0% in the quarter ended March 31, 2001 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended March 31, 2001.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                                  Three months ended
                                                                       March 31,
                                                                       ---------
(in thousands)                                                  2001              2000
                                                                ----              ----
Interest income                                                   $ 9,632          $ 10,574
Servicing fees                                                      7,255             5,160
REMIC residual income                                               2,184             5,911

Gains (losses) on securities sold and
    loans sold or held for sale:
    Gain (loss) on sale of securities and loans                     4,566            (6,826)
    Valuation provision on loans
      held for sale                                                     -                 -
                                                                ---------         ---------
                                                                    4,566            (6,826)
                                                                ---------         ---------

Impairment and valuation
    provisions                                                       (432)             (742)
Other                                                                 497               511
                                                                ---------         ---------
                                                                 $ 23,702          $ 14,588
                                                                ---------         ---------

The decrease in interest income reflects lower average outstanding balances of loans held for sale in the warehouse prior to securitization. This decrease was partially offset by higher average interest rates on loans held for sale in the warehouse prior to securitization. The lower average warehouse balances resulted from a decrease in loan originations.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of increased overall servicing cash flows from the Company's securitizations. In some instances, however, certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

The decrease in residual income primarily reflects reduced cash flow from certain retained residual interests as a result of increased liquidations of repossessions during the quarter.

The gain on sale of securities and loans during the quarter ended March 31, 2001 reflects the securitization of $250 million of consumer finance assets, consisting of approximately $224 million of installment sale contracts and mortgage loans and approximately $26 million principal balance of securities which the Company had retained from asset-backed transactions closed in 1999 and 2000. The gain reflects an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

Impairment and valuation provisions are summarized as follows:

                                                           Three months ended
                                                               March 31,
                                                               ---------
(in thousands)                                          2001               2000
                                                        ----               ----
Impairment writedowns of residual
    REMIC interests                                   $    -           $      -
Impairment writedowns of regular
    REMIC interests                                        -              3,690
Valuation allowances on servicing
    contracts                                            432              2,844
Reduction of previously recorded
    valuation allowances on servicing
    contracts                                              -             (6,401)
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                                        -                609
                                                      ------             ------
                                                      $  432           $    742
                                                      ======             ======

These charges resulted from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes may affect recovery rates and default rates and result in future impairment and valuation provisions.

For the quarter ended March 31, 2001 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.93% on an annualized basis of the average principal balance of the related loans, compared to approximately 2.32% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At March 31, 2001 the Company had a total of 3,899 unsold properties in repossession or foreclosure (approximately 3.05% of the total number of Oakwood originated serviced assets) compared to 3,287, 2,809 and 2,874 at December 31, 2000, March 31, 2000 and December 31, 1999, respectively (approximately 2.57%, 2.29% and 2.36%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 353, 298, 414 and 410 relate to loans originated on behalf of Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, at March 31, 2001, December 31, 2000, March 31, 2000 and December 31, 1999, respectively.

At March 31, 2001 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, was 3.8%, compared to 3.5% at March 31, 2000. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 36% to $9.4 million in the quarter ended March 31, 2001 from $14.6 million in the quarter ended March 31, 2000. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations.

Effective June 1, 2000, the Company entered into a quota share agreement which management believes will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums and losses on an on-going basis. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As of March 31, 2001, the Company has not recognized any incremental commission from the arrangement.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $6.1 million, or 8%, during the quarter ended March 31, 2001 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 34.9% in the quarter ended March 31, 2001 from 29.0% in the quarter ended March 31, 2000. The increase is primarily due to higher selling expenses principally as a result of certain salesperson compensation incentives associated with the reduction of inventory levels combined with a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses decreased 1%, during the quarter ended March 31, 2001 principally as a result of cost reduction initiatives undertaken during the fourth quarter of fiscal 2000.

Insurance operating expenses

Insurance operating costs declined by $3.5 million, or 43%, in the second quarter of fiscal 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the reinsurance agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Interest expense

Interest expense for the quarter ended March 31, 2001 increased 2% from the second quarter of fiscal 2000 due to higher fees and interest rates associated with the Company's short-term credit facilities. These increases were partially offset by lower average balances outstanding during the quarter ended March 31, 2001.

Income taxes

The Company has operated at a loss in its two most recent fiscal years and in the quarter ended March 31, 2001. Because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of Statement of Financial Accounting Standards No. 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company's results for the quarter ended March 31, 2001 do not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period.

Six months ended March 31, 2001 compared to six months ended March 31, 2000

     The following table summarizes certain statistics for the six months ended March 31, 2001 and 2000:
                                                      2001              2000
                                                      ----              ----
Retail sales (in millions)                           $  303.7         $  358.9
Wholesale sales (in millions)                        $  159.5         $  209.9
Total sales (in millions)                            $  463.2         $  568.8
Gross profit % - integrated operations                   23.9%            25.3%

Gross profit % - wholesale operations                    11.6%            12.6%
New single-section homes sold - retail                  1,855            2,498
New multi-section homes sold - retail                   4,362            4,908
Used homes sold - retail                                  617              891
New single-section homes sold - wholesale                 898            1,602
New multi-section homes sold - wholesale                3,604            4,603
Average new single-section sales price - retail       $30,100          $31,500
Average new multi-section sales price - retail        $55,200          $55,100
Average new single-section sales price - wholesale    $21,200          $20,700
Average new multi-section sales price - wholesale     $38,700          $38,100
Weighted average retail sales centers
  open during the period                                  370              389


Net sales

The Company's sales volume continued to be adversely affected by extremely competitive industry conditions during the six months ended March 31, 2001. Retail sales dollar volume decreased 15%, reflecting a 16% decrease in new unit volume and a decrease of 4% in the average new unit sales prices of single-section homes. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 70% of retail new unit sales compared to 66% in the six months ended March 31, 2000. Average retail sales prices on single-section homes declined as a result of competitive pricing pressure and various promotional programs targeted at selling older inventory models.

During the six months ended March 31, 2001 the Company opened one new sales center compared to six sales centers during the six months ended March 31, 2000. The Company also closed 12 underperforming sales centers during the six months ended March 31, 2001 and converted 12 sales centers to centers that exclusively market repossessed inventory. During the six months ended March 31, 2000 the Company closed 43 underperforming sales centers primarily as part of its restructuring plan announced during the fourth quarter of fiscal 1999. Total new retail sales dollars at sales centers open more than one year decreased 14% during the six months ended March 31, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 24%, reflecting a 27% decrease in unit volume. This decrease was partially offset by a 2% increase in the average new unit sales prices of single-section homes and a 2% increase in the average new unit sales price of multi-section homes. The unit volume decrease was also offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section sales accounted for 80% of wholesale unit sales compared to 74% in the six months ended March 31, 2000.

Gross profit

Gross profit margin - integrated operations decreased from 25.3% in the quarter ended March 31, 2000 to 23.9% in the six months ended March 31, 2001 primarily as a result of competitive pricing pressures, various promotional programs targeted at selling older inventory models and unfavorable manufacturing variances caused by reduced production schedules experienced during the six months ended March 31, 2001.

Gross profit margin - wholesale operations decreased from 12.6% in the six months ended March 31, 2000 to 11.6% in the six months ended March 31, 2001 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the six months ended March 31, 2001.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                                   Six months ended
                                                                       March 31,
                                                                       ---------
(in thousands)                                                  2001              2000
                                                                ----              ----
Interest income                                                  $ 19,808          $ 19,581
Servicing fees                                                      9,561            10,093
REMIC residual income                                               3,270            10,293

Gains (losses) on securities sold and loans sold or held for sale:
    Gain (loss) on sale of securities and loans                     3,626            (9,885)
    Valuation provision on loans
      held for sale                                                (2,739)           (8,692)
                                                                 --------          --------
                                                                      887           (18,577)
                                                                 --------          --------
Impairment and valuation
    provisions                                                    (10,088)             (742)
Other                                                                 848               956
                                                                 --------          --------
                                                                 $ 24,286          $ 21,604
                                                                 =========         ========

The increase in interest income reflects higher average interest rates on loans held for sale in the warehouse prior to securitization. This increase was partially offset by lower average outstanding balances of loans held for sale in the warehouse prior to securitization. The lower average warehouse balances resulted from a decrease in loan originations.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of increased servicing asset amortization and lower servicing cash flows from the Company's securitizations. Servicing fees did not increase commensurately with the growth of the Company's securitized loan portfolio because certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls, because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

The decrease in residual income primarily reflects reduced cash flow from certain retained residual interests due to increased liquidations of repossessions during the six months ended March 31, 2001.

The gain on sale of securities and loans during the six months ended March 31, 2001 reflects the completion of two securitizations. The gain reflects an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized as well as the sale of securities retained from securitizations completed in 1999 and 2000.

Impairment and valuation provisions are summarized as follows:

                                                            Six months ended
                                                                March 31,
                                                                --------
(in thousands)                                          2001               2000
                                                        ----               ----
Impairment writedowns of residual
    REMIC interests                                $    143            $     -
Impairment writedowns of regular
    REMIC interests                                       -              3,690
Valuation provisions on servicing
    contracts                                         9,945              2,844
Reductions of previously recorded
    valuation allowance on servicing
    contracts                                             -             (6,401)
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                                       -                609
                                                   --------            -------
                                                   $ 10,088            $   742
                                                   ========            =======

These charges resulted from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes may affect recovery rates and default rates and result in future impairment and valuation provisions.

For the six months ended March 31, 2001 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.90% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.78% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At March 31, 2001 the Company had a total of 3,899 unsold properties in repossession or foreclosure (approximately 3.05% of the total number of Oakwood originated serviced assets) compared to 3,287, 2,809 and 2,874 at December 31, 2000, March 31, 2000 and December 31, 1999, respectively (approximately 2.57%, 2.29% and 2.36%, respectively, of the total number of Oakwood originated serviced assets). Of the total number of unsold properties in repossession or foreclosure, 353, 298, 414 and 410 relate to loans originated on behalf of

Deutsche Financial Capital ("DFC"), the Company's former consumer finance joint venture, at March 31, 2001, December 31, 2000, March 31, 2000 and December 31, 1999, respectively.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 36% to $19.5 million in the six months ended March 31, 2001 from $30.4 million in the six months ended March 31, 2000. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations.

Effective June 1, 2000, the Company entered into a quota share agreement which management believes will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums and losses on an on-going basis. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As of March 31, 2001, the Company has not recognized any incremental commission from the arrangement.


Selling, general and administrative expenses

Selling, general and administrative expenses decreased $4.0 million, or 3%, during the six months ended March 31, 2001 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 32.9% in the six months ended March 31, 2001 from 27.5% in the six months ended March 31, 2000. The increase is primarily due to higher selling expenses principally as a result of certain salesperson compensation incentives associated with the reduction of inventory levels combined with a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses decreased $2.1 million, or 10%, during the six months ended March 31, 2001 principally as a result of cost reduction initiatives undertaken during the fourth quarter of fiscal 2000.

Insurance operating expenses

Insurance operating costs declined by $9.2 million, or 54%, in the first six months of fiscal 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the reinsurance agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Interest expense

Interest expense for the six months ended March 31, 2001 increased $2.0 million from the first six months of fiscal 2000 due to higher fees and interest rates associated with the Company's short-term credit facilities. These increases were partially offset by lower average balances outstanding during the six months ended March 31, 2001.

Income taxes

The Company has operated at a loss in its two most recent fiscal years and in the six months ended March 31, 2001. Because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of Statement of Financial Accounting Standards No. 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company's results for the quarter ended March 31, 2001 do not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period.


Liquidity and Capital Resources

For the six months ended March 31, 2001 the Company reported a net loss of $71.0 million. The net loss included non-cash charges of $12.8 million related to the financial services business, a $3.6 million gain on securitizations and a $3.0 million charge in connection with closing a manufacturing facility, closing eight sales centers, and further streamlining the organization. For the six months ended March 31, 2000 the Company reported a net loss of $26.8 million. The net loss included non-cash charges of $18.6 million related to the financial services business.

The financial results reported by the Company beginning in fiscal 1999 reflect business conditions within the manufactured housing industry. The Company is currently operating in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% during calendar 2000 and by approximately 41% during the first quarter of calendar 2001.

The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts continued during the first six months of fiscal 2001 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken during the past fiscal year, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $174.6 million reduction in inventories since September 30, 1999, negatively affected the Company's reported earnings for 2000 and during the first six months of fiscal 2001. Because the Company expects competitive market conditions to continue during 2001, it does not expect to generate income from operations; however, it plans to manage operations to generate positive cash flow. The Company believes that operating cash flow, coupled with borrowings under its credit facilities, will provide sufficient liquidity to meet obligations and execute its business plan during 2001.

During the second quarter of fiscal 2001, the Company entered into a three-year, $200 million loan purchase facility with a financial institution. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, loans are purchased from the Company and held for later securitization. In connection with the facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 9.5 million shares of the Company's common stock with an exercise price of approximately $1.97 per share. The warrant, which is immediately exercisable, expires in February 2009. The Company also is currently negotiating a new multi-year credit facility to replace its existing revolving credit line which matures in October 2001. However, there can be no assurance that the Company will be able to finalize such facility.

The Company has complied, or obtained waivers for failing to comply, with all covenants contained in its credit agreements. However, certain financial covenants contained in the Company's revolving credit agreement, particularly earnings before interest, taxes and depreciation (as defined in the agreement), become more stringent in the second half of the fiscal year, consistent with the seasonal nature of the Company's business. Should the Company's results of operations fail to improve in the second six months of the fiscal year, it is likely that the Company will violate financial covenants contained in the agreement. While the Company's lenders have in the past amended certain financial covenants or waived compliance therewith, there can be no assurance that the Company's lenders will do so in the future should such violations occur.

In the event of further deterioration in market conditions, the Company intends to take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operating or financial assets.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At March 31, 2001 the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from that anticipated, the Company intends to continue to curtail production by lowering production speed or idling additional production facilities.

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

Beginning in 1994, the Company generally sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly was not required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market. Over the last two years, demand for subordinated securities, particularly securities rated below BBB, has decreased. As a result, the Company has retained certain subordinated asset-backed securities rated below BBB. The aggregate principal balance of the retained securities rated below BBB (including any initial overcollateralization) represented approximately 9% of the aggregate principal balance of the loans securitized in transactions during fiscal 2001 and 2000.

The increase in loans and investments from September 30, 2000 principally reflects an increase in retained interests in securitizations. This increase was partially offset by a decrease in loans held for sale from $211 million at September 30, 2000 to $114 million at March 31, 2001. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.

At March 31, 2001 the Company owned subordinated asset-backed securities rated below BBB having a carrying value of approximately $86.0 million associated with certain of the Company's 1998, 1999, 2000 and 2001 securitizations, as well as subordinated asset-backed securities having a carrying value of approximately $2.8 million retained from securitization transactions prior to 1994. The Company considers these securities to be available for sale, and would consider opportunities to liquidate these securities based upon market conditions. Continued decreased demand for subordinated asset-backed securities at prices acceptable to the Company would be likely to require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for subordinated asset-backed securities. However, there can be no assurance that such alternative financing can be obtained. During the quarter ended March 31, 2001 the Company sold certain of these subordinated securities.

The Company estimates that in 2001 capital expenditures will approximate $24 million, comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

During the six months ended March 31, 2001 the Company decreased inventories by $54 million as a result of inventory reduction measures described previously.

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on the beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to its ability to negotiate a new revolving credit facility, the sufficiency of our current facilities to meet our cash needs given our current level of operations, the belief that operating cash flow, coupled with borrowings under its credit facilities, will provide sufficient liquidity to meet its obligations and execute its business plan during 2001 and the ability of the quota share agreement to reduce the Company's underwriting exposure to natural disasters. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its retail finance activities; the Company may be unable to negotiate a replacement revolving credit facility for its existing facility which expires on October 1, 2001; the Company may recognize special charges or experience increased costs in connection with securitizations or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; adverse changes in governmental regulations applicable to its business could negatively impact its business; the Company could suffer losses resulting from litigation; the captive Bermuda reinsurance subsidiary could experience significant losses; the Company could experience increased credit losses or higher delinquency rates on loans that it originates; negative changes in general economic conditions in its markets could adversely impact the Company; the Company could lose the services of its key management personnel; and any other factors that generally affect companies in its lines of business could also adversely impact the Company. Should the Company's underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

   PART II.         OTHER INFORMATION

Item 1.             Legal Proceedings
                    ------------------

     In November 1998 the Company and certain of its present and former officers and directors were named as defendants in lawsuits filed on behalf of purchasers of the Company's common stock for various periods between April 11, 1997 and July 21, 1998 (the "Class Period"). In June 1999 a consolidated amended complaint was filed in the United States Middle District Court in Guilford County, North Carolina. The amended complaint, which sought class action certification, alleged violations of federal securities law based on alleged fraudulent acts, false and misleading financial statements, reports filed by the Company and other representations during the Class Period and sought the loss of value in class members' stockholdings. In January 2001 the Federal District Court of the Middle District of North Carolina dismissed with prejudice the consolidated amended shareholder lawsuit. The time for filing any appeal from the court's ruling has expired, and all shareholder action against the Company and its officers and directors has been dismissed and resolved.

     During 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the action and add the Company as a defendant. These motions have not been ruled on by the trial judge. Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation have filed six separate suits in the United States District Court for the Southern District of Mississippi requesting the Court to enforce arbitration agreements signed by all but one of the original Jefferson County plaintiffs. The defendants in these actions have filed a series of procedural motions. As a result, no hearing date has been set on any of these actions. As the lawsuits are in the early stages, the Company is unable to determine the effect, if any, on its results of operations, financial position or cash flows. The Company intends to defend these lawsuits vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations or financial condition.

Item 2.             Change in Securities and Use of Proceeds

     On February 26, 2001, in connection with the establishment of the Company's $200 million loan purchase facility with a financial institution, the Company issued a warrant to purchase approximately 9.5 million shares of common stock with an initial exercise price of $1.97 per share to an affiliate of the financial institution in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) thereof.

   Item 6.        Exhibits and Reports on Form 8-K

                   a) Exhibits

                           (4) Agreement to Furnish Copies of Instruments with
                               Respect to Long-term Debt


                   b) Reports on Form 8-K

                      On March 8, 2001, the Company filed a Current Report on Form 8-K reporting, pursuant to Item 5 thereunder, that Oakwood Acceptance Corporation, a wholly-owned subsidiary of the Company, had entered into a three-year, $200 million loan purchase facility with a financial institution.

                   Items 3, 4 and 5 are not applicable and are omitted.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  May 15, 2001


                                         OAKWOOD HOMES CORPORATION




                                         BY:  /s/  Suzanne H. Wood
                                              -------------------------
                                              Suzanne H. Wood
                                              Executive Vice President
                                              (Chief Financial Officer)
                                              (Duly Authorized Officer)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                              Commission File Number
   March 31, 2001                                             1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

   Exhibit No.                           Exhibit Description

        4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt