Form 10-Q/A
period 2001-03-31
OAKWOOD HOMES CORP
filed 2001-07-18
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)


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

              Common Stock, Par Value $.50 Per Share . . . . . . . . .9,528,841

EXPLANATORY NOTE:

The Registrant is filing this Form 10-Q/A in order to provide additional disclosure in Part 1, Item 1 - Financial Information and Part 1, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations relating to restructuring charges recorded during the fiscal years ended September 30, 2000 and 1999, respectively.

Additionally, the Company effected a one-for-five reverse stock split effective after the close of business on June 18, 2001. All share and per share amounts in this Form 10-Q/A have been adjusted retroactively to give effect to the reverse stock split.

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                        Three months ended
                                                            March 31,
                                                           ----------
                                                       2001          2000
                                                       ----          ----
 Revenues
      Net sales                                       $ 208,061     $ 271,349
      Financial services
         Consumer finance, net of impairment and
            valuation provisions                         23,702        14,588
         Insurance                                        9,410        14,595
                                                     -----------   -----------
                                                         33,112        29,183
      Other income                                        2,136         2,272
                                                     -----------   -----------
            Total revenues                              243,309       302,804
                                                     -----------   -----------

 Costs and expenses
      Cost of sales                                     168,349       215,511
      Selling, general and administrative expenses       72,585        78,642
      Financial services operating expenses
         Consumer finance                                10,276        10,361
         Insurance                                        4,674         8,221
                                                     -----------   -----------
                                                         14,950        18,582
      Reversal of restructuring charges                       -        (4,351)
      Provision for losses on credit sales                2,250           740
      Interest expense                                   13,219        12,995
                                                     -----------   -----------
            Total costs and expenses                    271,353       322,119
                                                     -----------   -----------

 Loss before income taxes                               (28,044)      (19,315)
 Provision for income taxes                                   -        (7,339)
                                                     -----------   -----------

 Net loss                                             $ (28,044)    $ (11,976)
                                                     ===========   ===========

 Loss per share
         Basic                                          $ (2.98)      $ (1.29)
         Diluted                                        $ (2.98)      $ (1.29)

 Dividends per share                                        $ -         $ .05

 Weighted average number of
      common shares outstanding
         Basic                                            9,421         9,315
         Diluted                                          9,421         9,315

         See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                           Six months ended
                                                               March 31,
                                                               ---------
                                                          2001           2000
                                                          ----           ----
 Revenues
      Net sales                                       $ 463,266      $ 568,843
      Financial services revenues
         Consumer finance, net of impairment and
            valuation provisions                         24,286         21,604
         Insurance                                       19,489         30,431
                                                    ------------   ------------
                                                         43,775         52,035
      Other income                                        4,483          5,378
                                                    ------------   ------------
            Total revenues                              511,524        626,256
                                                    ------------   ------------

 Costs and expenses
      Cost of sales                                     372,187        451,760
      Selling, general and administrative expenses      152,235        156,203
      Financial services operating expenses
         Consumer finance                                19,547         21,652
         Insurance                                        7,734         16,937
                                                    ------------   ------------
                                                         27,281         38,589
      Reversal of restructuring charges                       -         (4,351)
      Provision for losses on credit sales                3,000          1,500
      Interest expense                                   27,815         25,825
                                                    ------------   ------------
            Total costs and expenses                    582,518        669,526
                                                    ------------   ------------

 Loss before income taxes                               (70,994)       (43,270)
 Provision for income taxes                                   -        (16,442)
                                                    ------------   ------------

 Net loss                                             $ (70,994)     $ (26,828)
                                                    ============   ============

 Loss per share
         Basic                                          $ (7.54)       $ (2.88)
         Diluted                                        $ (7.54)       $ (2.88)

 Dividends per share                                        $ -          $ .10

 Weighted average number of
      common shares outstanding
         Basic                                            9,411          9,313
         Diluted                                          9,411          9,313

         See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)


                                              Three months ended                   Six months ended
                                                   March 31,                           March 31,
                                                   ----------                          ----------
                                            2001               2000                2001            2000
                                            ----               ----                ----            ----

Net loss                                $ (28,044)         $ (11,976)          $(70,994)       $(26,828)
     Unrealized gains on  securities
        available for sale, net of tax      3,041              5,688              2,328           3,420
                                        ---------          ---------           --------        --------

Comprehensive loss                      $ (25,003)         $  (6,288)          $(68,666)       $(23,408)
                                        =========          =========           ========        ========



         See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                        March 31,  September 30,
ASSETS                                                    2001         2000
                                                          ----         ----

Cash and cash equivalents                              $  18,530      $ 22,523
Loans and investments                                    239,388       322,166
Other receivables                                        102,086       113,460
Inventories
        Manufactured homes                               227,515       272,828
        Work-in-process, materials and supplies           28,354        35,847
        Land/homes under development                      13,158        14,328
                                                       ----------  ------------
                                                         269,027       323,003
Properties and facilities                                230,695       241,107
Other assets                                             130,845       126,513
                                                       ----------  ------------
                                                       $ 990,571   $ 1,148,772
                                                       ==========  ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                  $  30,000      $ 65,500
Notes and bonds payable                                  326,637       329,929
Accounts payable and accrued liabilities                 227,158       261,888
Insurance reserves and unearned premiums                  18,221        44,602
Deferred income taxes                                      7,423         6,169
Other long-term obligations                               33,247        35,400

Commitments and contingencies

Shareholders' equity
        Common stock, $.50 par value; 100,000,000
           shares authorized; 9,532,000 and 9,421,000
           shares issued and outstanding                  23,829        23,552
        Additional paid-in capital                       180,838       169,742
        Retained earnings                                133,553       204,546
                                                       ----------  ------------
                                                         338,220       397,840
        Accumulated other comprehensive income, net of
           income taxes of $5,034 and $3,782               9,953         7,625
        Unearned compensation                               (288)         (181)
                                                       ----------  ------------
                                                         347,885       405,284
                                                       ----------  ------------
                                                       $ 990,571   $ 1,148,772
                                                       ==========  ============

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)


                                                                                                  Six months
                                                                                                   March 31,
                                                                                                   ----------
                                                                                            2001                 2000
                                                                                            ----                 ----
 Operating activities
      Net loss                                                                         $ (70,994)           $ (26,828)
      Adjustments to reconcile net loss to cash provided
         by operating activities
         Depreciation and amortization                                                    28,595               25,434
         Deferred income taxes                                                                 -               (2,286)
         Provision for losses on credit sales                                              3,000                1,500
         (Gains) losses on securities sold and loans sold or held for sale                  (887)              18,577
         Impairment and valuation provisions                                              10,088                  742
         Excess of cash received over REMIC residual income
            recognized (income recognized over cash received)                             (1,163)               7,196
         Reversal of restructuring charges                                                     -               (4,351)
         Other                                                                            (3,600)               5,415
         Changes in assets and liabilities
            Other receivables                                                             13,573                1,268
            Inventories                                                                   53,976               73,035
            Deferred insurance policy acquisition costs                                      603                  861
            Other assets                                                                  (3,420)              (6,991)
            Accounts payable and accrued liabilities                                     (40,252)             (28,990)
            Insurance reserves and unearned premiums                                     (26,381)             (14,869)
            Other long-term obligations                                                   (2,153)                (637)
                                                                                      -----------          -----------
                Cash provided (used) by operations                                       (39,015)              49,076
            Loans originated                                                            (405,850)            (479,061)
            Sale of loans                                                                483,965              582,202
            Principal receipts on loans                                                    3,440               12,423
                                                                                      -----------          -----------
                Cash provided by operating activities                                     42,540              164,640
                                                                                      -----------          -----------
 Investing activities
         Acquisition of properties and facilities                                         (6,560)             (12,413)
         Other                                                                            (1,112)              11,952
                                                                                      -----------          -----------
               Cash used by investing activities                                          (7,672)                (461)
                                                                                      -----------          -----------



 Financing activities
         Net repayments on short-term credit facilities                        (35,500)         (152,800)
         Proceeds from issuance of notes and bonds payable                          24                 -
         Payments on notes and bonds                                            (3,385)           (9,040)
         Cash dividends                                                              -              (942)
         Proceeds from exercise of stock options                                     -                30
                                                                            -----------      ------------
                Cash used by financing activities                              (38,861)         (162,752)
                                                                            -----------      ------------

 Net increase (decrease) in cash and cash equivalents                           (3,993)            1,427

 Cash and cash equivalents
         Beginning of period                                                    22,523            26,939
                                                                            -----------      ------------
         End of period                                                        $ 18,530          $ 28,366
                                                                            ===========      ============

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

2.  The components of loans and investments are as follows:

                                                            March 31,     September 30,
                                                              2001            2000
                                                              ----            ----
(in thousands)
Loans held for sale, net of valuation allowances
     of $2,739 and $2,563                                   $ 113,530     $ 211,296
Loans held for investment                                       7,268         8,512
Less:  reserve for uncollectible loans receivable              (1,559)       (3,556)
                                                            ----------    ----------
               Total loans receivable                         119,239       216,252
                                                            ----------    ----------

Retained interests in REMIC securitizations
     available for sale, exclusive of loan
     servicing assets and liabilities, at fair value
        Regular interests                                      85,978        77,229
        Residual interests                                     34,171        28,685
                                                            ----------    ----------
            Total retained REMIC interests, at fair value
              (amortized cost of $105,160 and $94,507)        120,149       105,914
                                                            ----------    ----------
                                                            $ 239,388     $ 322,166
                                                            ==========    ==========

3. The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                     Severance    Plant, sales
                                                     and other     center and
                                                    termination      office          Asset
                                                     charges       closings      write-downs      Total
                                               ----------------------------------------------------------
Original provision recorded 9/28/99                  $ 7,350        $ 7,384        $ 11,192     $ 25,926
Payments and charges                                  (1,707)          (141)        (11,192)     (13,040)
                                               ----------------------------------------------------------
Balance 9/30/99                                        5,643          7,243               -       12,886
                                               ----------------------------------------------------------

Payments and charges                                    (810)        (2,750)              -       (3,560)
                                               ----------------------------------------------------------
Balance 12/31/99                                       4,833          4,493               -        9,326
                                               ----------------------------------------------------------

Payments and charges                                    (550)        (1,183)              -       (1,733)
Reversals                                             (2,912)        (1,439)              -       (4,351)
                                               ----------------------------------------------------------
Balance 3/31/00                                        1,371          1,871               -        3,242
                                               ----------------------------------------------------------

Payments and charges                                     (81)          (685)            378         (388)
Reversals                                               (900)            (2)           (378)      (1,280)
                                               ----------------------------------------------------------
Balance 6/30/00                                          390          1,184               -        1,574
                                               ----------------------------------------------------------

Additional provision                                   1,974          1,780              15        3,769
Payments and charges                                  (1,505)        (1,277)            (15)      (2,797)
Reversals                                               (100)          (635)              -         (735)
                                               ----------------------------------------------------------
Balance 9/30/00                                          759          1,052               -        1,811
                                               ----------------------------------------------------------

Payments and charges                                    (519)          (109)              -         (628)
                                               ----------------------------------------------------------
Balance 12/31/00                                         240            943               -        1,183
                                               ----------------------------------------------------------

Payments and charges                                    (114)           (31)              -         (145)
                                               ----------------------------------------------------------
Balance 3/31/01                                        $ 126          $ 912             $ -      $ 1,038
                                               ----------------------------------------------------------



     During the fourth quarter of 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers. The charges in 1999 include severance and other termination costs related to approximately 2,150 employees primarily in manufacturing, retail and finance operations, costs associated with closing plants and sales centers, and asset writedowns.

     During the second quarter of 2000 the Company reversed into income $4.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. In the second quarter, the Company also reversed approximately $1.4 million of charges related to plant, sales center and office closings when it revised its estimate of costs to restore sales center lots to their original condition. The revision of the Company's original cost estimate was made concurrent with the ultimate disposition of certain sales center closings.

     During the third quarter of 2000 the Company reversed into income approximately $0.9 million and $0.4 million of charges related to estimated legal costs associated with the restructuring plan, principally severance and other termination payments, and the disposition of certain assets, principally vehicles, respectively. Because the substantial portion of the activities to which these accrued costs related had been completed in the quarter, the Company revised its original cost estimate and thus reversed the charges.

     During the fourth quarter of 2000, the Company reversed into income approximately $0.7 million of charges primarily related to plant, remaining sales center and office closings. The Company had substantially completed its final negotiation of lease termination costs and had fulfilled certain contractual obligations associated with one of its plants. As a result, the Company revised it original estimate of the costs associated with these activities and thus reversed the charges.

     The Company also recorded an additional $3.8 million charge during the fourth quarter of 2000, primarily related to severance costs associated with a reduction in headcount of an additional 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

     At March 31, 2001 approximately $1.0 million remained in the restructuring reserve relating to costs the Company expects to pay by the end of fiscal 2001.

     During the execution of the Company's restructuring plans, 2,400 employees were terminated. With the exception of the 250 employees who were terminated in the fourth quarter of 2000, all employees were terminated during the fourth quarter of 1999.

4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):


                                                           Three months ended                   Six months ended
                                                               March 31,                           March 31,
                                                               ----------                          ---------
                                                         2001             2000            2001                2000
                                                         ----             ----            ----                ----
 (in thousands, except per share data)
 Numerator for basic and diluted
      EPS - Net loss                                    $ (28,044)       $ (11,976)      $ (70,994)      $ (26,828)

 Denominator:
      Weighted average number of
         common shares outstanding                          9,421            9,315           9,411           9,314
      Unearned shares                                           -                -               -              (1)
                                                      ------------    -------------    ------------    ------------
      Denominator for basic EPS                             9,421            9,315           9,411           9,313
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                              -                -               -               -
                                                      ------------    -------------    ------------    ------------
      Denominator for diluted EPS                           9,421            9,315           9,411           9,313
                                                      ============    =============    ============    ============

      Earnings (loss) per common share - basic            $ (2.98)         $ (1.29)        $ (7.54)        $ (2.88)
                                                      ============    =============    ============    ============
      Earnings (loss) per common share - diluted          $ (2.98)         $ (1.29)        $ (7.54)        $ (2.88)
                                                      ============    =============    ============    ============



     Stock options to purchase 769,819 and 921,350 shares of common stock and 107,900 and 110,181 unearned restricted shares at March 31, 2001 were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

5. During the second quarter of fiscal 2001, the Company entered into a three-year, $200 million loan purchase facility with a financial institution. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, loans are purchased from the Company and held for later securitization. In connection with the facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.84 per share. The warrant, which is immediately exercisable, expires in February 2009. During the quarter ended March 31, 2001, the Company recorded non-cash expense of $0.3 million related to the warrant.

     The Company has complied, or obtained waivers for failing to comply, with all covenants contained in its credit agreements. However, certain financial covenants contained in the Company's revolving credit agreement, particularly earnings before interest, taxes and depreciation (as defined in the agreement) become more stringent in the second half of the fiscal year, consistent with the seasonal nature of the Company's business. Should the Company's results of operations fail to improve in the second six months of the fiscal year, it is likely that the Company will violate financial covenants contained in the agreement. While the Company's lenders have in the past amended certain financial covenants or waived compliance therewith, there can be no assurance that the Company's lenders will do so in the future should such violations occur.

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

7. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                                   Three months ended               Six months ended
                                                         March 31,                      March 31,
                                                        ----------                      ---------
(in thousands)                                    2001          2000              2001            2000
                                                  ----          ----              ----            ----
Revenues
      Retail                                    $ 133,443      $ 178,294      $ 308,218       $ 363,828
      Manufacturing                               146,986        165,393        303,334         410,282
      Consumer finance                             23,702         14,588         24,286          21,604
      Insurance                                    11,835         14,595         24,602          30,431
      Eliminations/other                          (72,657)       (70,066)      (148,916)       (199,889)
                                               -----------    -----------    -----------    ------------
                                                $ 243,309      $ 302,804      $ 511,524       $ 626,256
                                               ===========    ===========    ===========    ============

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                    $ (28,065)     $ (14,856)     $ (53,051)      $ (27,395)
      Manufacturing                                 2,584           (441)         4,418          35,376
      Consumer finance                             11,176          3,487          1,739          (1,548)
      Insurance                                     4,736          6,374         11,755          13,494
      Eliminations/other                           (5,528)        (1,020)        (8,448)        (37,684)
                                               -----------    -----------    -----------    ------------
                                                  (15,097)        (6,456)       (43,587)        (17,757)
Interest expense                                  (13,219)       (12,995)       (27,815)        (25,825)
Investment income                                     272            136            408             312
                                               -----------    -----------    -----------    ------------
Income (loss) before income taxes               $ (28,044)     $ (19,315)     $ (70,994)      $ (43,270)
                                               ===========    ===========    ===========    ============


Depreciation and amortization
      Retail                                    $   2,732     $     2,515        $  6,032        $  4,939
      Manufacturing                                 4,317           4,352           8,639           8,444
      Consumer finance                              2,622           2,859           6,033           7,879
      Eliminations/other                            3,510           2,152           7,891           4,172
                                               -----------   -------------    ------------    ------------
                                                $  13,181     $    11,878        $ 28,595        $ 25,434
                                               ===========   =============    ============    ============

Capital expenditures
      Retail                                    $     391     $     2,066        $  1,211        $  4,762
      Manufacturing                                   872           1,165           1,737           3,543
      Consumer finance                                922           1,010           1,866           1,973
      Eliminations/other                            1,153             923           1,746           2,135
                                               -----------   -------------    ------------    ------------
                                                $   3,338     $     5,164        $  6,560        $ 12,413
                                               ===========   =============    ============    ============

                                                 March 31,    September 30,
                                                   2001           2000
                                                   ----           ----
Identifiable assets
      Retail                                    $ 412,290     $   475,227
      Manufacturing                               467,432         604,946
      Consumer finance                            425,372         637,264
      Insurance                                   111,924         115,959
      Eliminations/other                         (426,447)       (684,624)
                                               -----------   -------------
                                                $ 990,571     $ 1,148,772
                                               ===========   =============

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

       In October 2000 the Emerging Issues Task Force of the Board (the "EITF") reached a consensus on a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EIFF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). Initial adoption of this new accounting guidance will be required for the Company's third quarter of 2001 and is to be reflected as a cumulative effect of an accounting change at the time of adoption. The Company is currently addressing the potential impact on the accounting for the Company's REMIC interests retained at the time of its securitization transactions.

   9. On June 8, 2001, the Company's Board of Directors authorized a one-for-five reverse stock split effective after the close of business on June 18, 2001. All shares and per share amounts have been adjusted to give effect to the reverse split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS


Three months ended March 31, 2001 compared to three months ended March 31, 2000
-------------------------------------------------------------------------------

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

Impairment and valuation provisions are summarized as follows:

                                                  Three months ended
                                                      March 31,
                                                      ---------
(in thousands)                                 2001               2000
                                               ----               ----

Impairment writedowns of residual
    REMIC interests                         $     -            $     -
Impairment writedowns of regular
    REMIC interests                               -              3,690
Valuation allowances on servicing
    contracts                                   432              2,844
Reduction of previously recorded
    valuation allowances on servicing
    contracts                                     -             (6,401)
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                               -                609
                                            -------            -------
                                            $   432            $   742
                                            =======            =======

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

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                     Severance    Plant, sales
                                                     and other     center and
                                                    termination      office          Asset
                                                     charges       closings      write-downs      Total
                                               ----------------------------------------------------------
Original provision recorded 9/28/99                  $ 7,350        $ 7,384        $ 11,192     $ 25,926
Payments and charges                                  (1,707)          (141)        (11,192)     (13,040)
                                               ----------------------------------------------------------
Balance 9/30/99                                        5,643          7,243               -       12,886
                                               ----------------------------------------------------------

Payments and charges                                    (810)        (2,750)              -       (3,560)
                                               ----------------------------------------------------------
Balance 12/31/99                                       4,833          4,493               -        9,326
                                               ----------------------------------------------------------

Payments and charges                                    (550)        (1,183)              -       (1,733)
Reversals                                             (2,912)        (1,439)              -       (4,351)
                                               ----------------------------------------------------------
Balance 3/31/00                                        1,371          1,871               -        3,242
                                               ----------------------------------------------------------

Payments and charges                                     (81)          (685)            378         (388)
Reversals                                               (900)            (2)           (378)      (1,280)
                                               ----------------------------------------------------------
Balance 6/30/00                                          390          1,184               -        1,574
                                               ----------------------------------------------------------

Additional provision                                   1,974          1,780              15        3,769
Payments and charges                                  (1,505)        (1,277)            (15)      (2,797)
Reversals                                               (100)          (635)              -         (735)
                                               ----------------------------------------------------------
Balance 9/30/00                                          759          1,052               -        1,811
                                               ----------------------------------------------------------

Payments and charges                                    (519)          (109)              -         (628)
                                               ----------------------------------------------------------
Balance 12/31/00                                         240            943               -        1,183
                                               ----------------------------------------------------------

Payments and charges                                    (114)           (31)              -         (145)
                                               ----------------------------------------------------------
Balance 3/31/01                                        $ 126          $ 912             $ -      $ 1,038
                                               ----------------------------------------------------------




During the fourth quarter of 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers. The charges in 1999 include severance and other termination costs related to approximately 2,150 employees primarily in manufacturing, retail and finance operations, costs associated with closing plants and sales centers, and asset writedowns.

During the second quarter of 2000 the Company reversed into income $4.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. In the second quarter, the Company also reversed approximately $1.4 million of charges related to plant, sales center and office closings when it revised its estimate of costs to restore sales center lots to their original condition. The revision of the Company's original cost estimate was made concurrent with the ultimate disposition of certain sales center closings.

During the third quarter of 2000 the Company reversed into income approximately $0.9 million and $0.4 million of charges related to estimated legal costs associated with the restructuring plan, principally severance and other termination payments, and the disposition of certain assets, principally vehicles, respectively. Because the substantial portion of the activities to which these accrued costs related had been completed in the quarter, the Company revised its original cost estimate and thus reversed the charges.

During the fourth quarter of 2000, the Company reversed into income approximately $0.7 million of charges primarily related to plant, remaining sales center and office closings. The Company had substantially completed its final negotiation of lease termination costs and had fulfilled certain contractual obligations associated with one of its plants. As a result, the Company revised it original estimate of the costs associated with these activities and thus reversed the charges.

The Company also recorded an additional $3.8 million charge during the fourth quarter of 2000, primarily related to severance costs associated with a reduction in headcount of an additional 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

At March 31, 2001 approximately $1.0 million remained in the restructuring reserve relating to costs the Company expects to pay by the end of fiscal 2001.

During the execution of the Company's restructuring plans, 2,400 employees were terminated. With the exception of the 250 employees who were terminated in the fourth quarter of 2000, all employees were terminated during the fourth quarter of 1999.


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

Six months ended March 31, 2001 compared to six months ended March 31, 2000
---------------------------------------------------------------------------

     The following table summarizes certain statistics for the six months ended March 31, 2001 and 2000:
                                                          2001              2000
                                                          ----              ----
Retail sales (in millions)                             $ 303.8          $ 358.9
Wholesale sales (in millions)                          $ 159.5          $ 209.9
Total sales (in millions)                              $ 463.3          $ 568.8
Gross profit % - integrated operations                    23.9%            25.3%
Gross profit % - wholesale operations                     11.6%            12.6%
New single-section homes sold - retail                   1,855            2,498
New multi-section homes sold - retail                    4,362            4,908
Used homes sold - retail                                   617              891
New single-section homes sold - wholesale                  898            1,602
New multi-section homes sold - wholesale                 3,604            4,603
Average new single-section sales price - retail        $30,100          $31,500
Average new multi-section sales price - retail         $55,200          $55,100
Average new single-section sales price - wholesale     $21,200          $20,700
Average new multi-section sales price - wholesale      $38,700          $38,100
Weighted average retail sales centers
  open during the period                                   370              389


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

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                            Six months ended
                                                                March 31,
                                                                ---------
(in thousands)                                          2001              2000
                                                        ----              ----

Interest income                                     $ 19,808          $ 19,581
Servicing fees                                         9,561            10,093
REMIC residual income                                  3,270            10,293

Gains (losses) on securities sold and loans sold or held for sale:
    Gain (loss) on sale of securities and loans        3,626            (9,885)
    Valuation provision on loans
      held for sale                                   (2,739)           (8,692)
                                                    --------          --------
                                                         887           (18,577)
                                                    --------          --------
Impairment and valuation
    provisions                                       (10,088)             (742)
Other                                                    848               956
                                                    --------          --------
                                                    $ 24,286          $ 21,604
                                                    --------          --------

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

Impairment and valuation provisions are summarized as follows:

                                                   Six months ended
                                                     March 31,
                                                     ---------
(in thousands)                                2001               2000
                                              ----               ----

Impairment writedowns of residual
    REMIC interests                       $    143              $   -
Impairment writedowns of regular
    REMIC interests                              -              3,690
Valuation provisions on servicing
    contracts                                9,945              2,844
Reductions of previously recorded
    valuation allowance on servicing
    contracts                                    -             (6,401)
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                              -                609
                                          --------           --------
                                          $ 10,088              $ 742
                                          ========           ========

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

Restructuring charges

Refer to the information provided under the "Restructuring charges" caption included in the "Three months ended March 31, 2001 compared to three months ended March 31, 2001" section.

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

During the second quarter of fiscal 2001, the Company entered into a three-year, $200 million loan purchase facility with a financial institution. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, loans are purchased from the Company and held for later securitization. In connection with the facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.84 per share. The warrant, which is immediately exercisable, expires in February 2009. The Company also is currently negotiating a new multi-year credit facility to replace its existing revolving credit line which matures in October 2001. However, there can be no assurance that the Company will be able to finalize such facility.

The Company has complied, or obtained waivers for failing to comply, with all covenants contained in its credit agreements. However, certain financial covenants contained in the Company's revolving credit agreement, particularly earnings before interest, taxes and depreciation (as defined in the agreement) become more stringent in the second half of the fiscal year, consistent with the seasonal nature of the Company's business. Should the Company's results of operations fail to improve in the second six months of the fiscal year, it is likely that the Company will violate financial covenants contained in the agreement. While the Company's lenders have in the past amended certain financial covenants or waived compliance therewith, there can be no assurance that the Company's lenders will do so in the future should such violations occur.

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

   PART II.         OTHER INFORMATION


Item 2.             Change in Securities and Use of Proceeds

     On February 26, 2001, in connection with the establishment of the Company's $200 million loan purchase facility with a financial institution, the Company issued a warrant to purchase approximately 1.9 million shares of common stock with an initial exercise price of $9.84 per share to an affiliate of the financial institution in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4 (2) thereof.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


   Date:  July 18, 2001



                                                  OAKWOOD HOMES CORPORATION




                                                  BY:  /s/  Suzanne H. Wood
                                                       Suzanne H. Wood
                                                       Executive Vice President
                                                       (Chief Financial Officer)
                                                       (Duly Authorized Officer)

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