Form 10-Q
period 2001-06-30
OAKWOOD HOMES CORP
filed 2001-08-14
CIK 73609

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

                                                                          Three months ended
                                                                               June 30,
                                                                               --------
                                                                      2001                  2000
                                                                      ----                  ----
Revenues
     Net sales                                                     $  239,866            $  310,558
     Financial services
        Consumer finance, net of impairment and
           valuation provisions                                         3,203                10,391
        Insurance                                                      10,385                13,087
                                                                   ----------            ----------
                                                                       13,588                23,478
     Other income                                                       3,010                 2,353
                                                                   ----------            ----------
           Total revenues                                             256,464               336,389
                                                                   ----------            ----------

Costs and expenses
     Cost of sales                                                    190,533               236,516
     Selling, general and administrative expenses                      75,698                87,449
     Financial services operating expenses
        Consumer finance                                               15,038                11,106
        Insurance                                                       4,443                 7,708
                                                                   ----------            ----------
                                                                       19,481                18,814
     Reversal of restructuring charges                                      -                (1,280)
     Provision for losses on credit sales                               1,450                   750
     Interest expense                                                  16,856                12,083
                                                                   ----------            ----------
           Total costs and expenses                                   304,018               354,332
                                                                   ----------            ----------

Loss before income taxes and cumulative effect of
     accounting change                                                (47,554)              (17,943)
Provision for income taxes                                                  -                (6,818)
                                                                   ----------            ----------
Loss before cumulative effect of accounting change                    (47,554)              (11,125)
                                                                   ----------            ----------

Cumulative effect of accounting change, net of income taxes            (2,276)                    -
                                                                   ----------            ----------
Net loss                                                           $  (49,830)           $  (11,125)
                                                                   ==========            ==========

Loss per share:
     Loss before cumulative effect of accounting change
        Basic                                                      $    (5.05)           $    (1.19)
        Diluted                                                    $    (5.05)           $    (1.19)

     Net loss
        Basic                                                      $    (5.29)           $    (1.19)
        Diluted                                                    $    (5.29)           $    (1.19)

Dividends per share                                                $        -            $      .05

Weighted average number of
     common shares outstanding
        Basic                                                           9,422                 9,315
        Diluted                                                         9,422                 9,315

See accompanying notes to the consolidated financial statements.

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                     (in thousands except per share data)

                                                                           Nine months ended
                                                                               June 30,
                                                                               --------
                                                                     2001                    2000
                                                                     ----                    ----
Revenues
     Net sales                                                    $  703,132              $   879,401
     Financial services revenues
        Consumer finance, net of impairment and
           valuation provisions                                       27,489                   31,995
        Insurance                                                     29,874                   43,518
                                                                  ----------              -----------
                                                                      57,363                   75,513
     Other income                                                      7,493                    7,731
                                                                  ----------              -----------
           Total revenues                                            767,988                  962,645
                                                                  ----------              -----------

Costs and expenses
     Cost of sales                                                   562,720                  688,276
     Selling, general and administrative expenses                    227,933                  243,652
     Financial services operating expenses
        Consumer finance                                              34,585                   32,758
        Insurance                                                     12,177                   24,645
                                                                  ----------              -----------
                                                                      46,762                   57,403
     Reversal of restructuring charges                                     -                   (5,631)
     Provision for losses on credit sales                              4,450                    2,250
     Interest expense                                                 44,671                   37,908
                                                                  ----------              -----------
           Total costs and expenses                                  886,536                1,023,858
                                                                  ----------              -----------

Loss before income taxes and cumulative effect of
     accounting change                                              (118,548)                 (61,213)
Provision for income taxes                                                 -                  (23,260)
                                                                  ----------              -----------
Loss before cumulative effect of accounting change                  (118,548)                 (37,953)
                                                                  ----------              -----------

Cumulative effect of accounting change, net of income taxes           (2,276)                       -
                                                                  ----------              -----------
Net loss                                                          $ (120,824)             $   (37,953)
                                                                  ==========              ===========

Loss per share:
     Loss before cumulative effect of accounting change
        Basic                                                     $   (12.59)             $     (4.08)
        Diluted                                                   $   (12.59)             $     (4.08)

     Net loss
        Basic                                                     $   (12.83)             $     (4.08)
        Diluted                                                   $   (12.83)             $     (4.08)

Dividends per share                                               $        -              $       .15

Weighted average number of
     common shares outstanding
        Basic                                                          9,415                    9,314
        Diluted                                                        9,415                    9,314

See accompanying notes to the consolidated financial statements.

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                (in thousands)

                                                             Three months ended                  Nine months ended
                                                                   June 30,                           June 30,
                                                                  ---------                           --------
                                                             2001            2000               2001             2000
                                                             ----            ----               ----             ----
Net loss                                                 $ (49,830)       $ (11,125)        $ (120,824)       $ (37,953)
     Unrealized gains (losses) on  securities
        available for sale, net of tax                       7,779           (1,409)            10,107            2,011
                                                      -------------   --------------    ---------------   --------------

Comprehensive loss                                       $ (42,051)       $ (12,534)        $ (110,717)       $ (35,942)
                                                      =============   ==============    ===============   ==============

See accompanying notes to the consolidated financial statements.

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                (in thousands except share and per share data)


                                                                                    June 30,              September 30,
 ASSETS                                                                               2001                    2000
                                                                                      ----                    ----
Cash and cash equivalents                                                         $   20,664             $    22,523
Loans and investments                                                                256,973                 322,166
Other receivables                                                                     96,710                 113,460
Inventories
        Manufactured homes                                                           205,091                 272,828
        Work-in-process, materials and supplies                                       30,066                  35,847
        Land/homes under development                                                  14,394                  14,328
                                                                               -------------          --------------
                                                                                     249,551                 323,003
Properties and facilities                                                            225,264                 241,107
Other assets                                                                         131,709                 126,513
                                                                               -------------          --------------
                                                                                  $  980,871             $ 1,148,772
                                                                               =============          ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                             $   53,000             $    65,500
Notes and bonds payable                                                              325,633                 329,929
Accounts payable and accrued liabilities                                             234,523                 261,888
Insurance reserves and unearned premiums                                              17,332                  44,602
Deferred income taxes                                                                 11,611                   6,169
Other long-term obligations                                                           32,882                  35,400

Commitments and contingencies

Shareholders' equity
        Common stock, $.50 par value; 100,000,000
           shares authorized; 9,531,000 and 9,421,000
           shares issued and outstanding                                               4,765                   4,710
        Additional paid-in capital                                                   199,898                 188,584
        Retained earnings                                                             83,723                 204,546
                                                                               -------------          --------------
                                                                                     288,386                 397,840
        Accumulated other comprehensive income, net of
           income taxes of $9,223 and $3,782                                          17,732                   7,625
        Unearned compensation                                                           (228)                   (181)
                                                                               -------------          --------------
                                                                                     305,890                 405,284
                                                                               -------------          --------------
                                                                                  $  980,871             $ 1,148,772
                                                                               =============          ==============

See accompanying notes to the consolidated financial statements.

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (in thousands)


                                                                                                       Nine months
                                                                                                         June 30,
                                                                                                         -------
                                                                                                2001                    2000
                                                                                                ----                    ----
Operating activities
     Net loss                                                                               $ (120,824)              $ (37,953)
     Adjustments to reconcile net loss to cash provided
        by operating activities
        Cumulative effect of accounting change                                                   2,276                       -
        Depreciation and amortization                                                           46,277                  36,917
        Deferred income taxes                                                                        -                 (10,605)
        Provision for losses on credit sales                                                     4,450                   2,250
        (Gains) losses on securities sold and loans sold or held for sale                       (7,041)                 22,173
        Impairment and valuation provisions                                                     30,735                   6,083
        Excess of cash received over REMIC residual income
           recognized (income recognized over cash received)                                       (41)                  6,546
        Reversal of restructuring charges                                                            -                  (5,631)
        Other                                                                                   (4,960)                  8,962
        Changes in assets and liabilities
           Other receivables                                                                    17,568                   2,540
           Inventories                                                                          73,452                  89,280
           Deferred insurance policy acquisition costs                                             952                   6,004
           Other assets                                                                        (13,244)                (12,606)
           Accounts payable and accrued liabilities                                            (34,367)                (11,932)
           Insurance reserves and unearned premiums                                            (27,270)                (32,492)
           Other long-term obligations                                                          (2,500)                   (517)
                                                                                          ------------             -----------
               Cash provided (used) by operations                                              (34,537)                 69,019
           Loans originated                                                                   (605,074)               (741,519)
           Sale of loans                                                                       656,654                 825,118
           Principal receipts on loans                                                           6,618                  18,283
                                                                                          ------------             -----------
               Cash provided by operating activities                                            23,661                 170,901
                                                                                          ------------             -----------

Investing activities
        Acquisition of properties and facilities                                                (9,420)                (16,671)
        Other                                                                                      801                  11,548
                                                                                          ------------             -----------
              Cash used by investing activities                                                 (8,619)                 (5,123)
                                                                                          ------------             -----------

Financing activities
        Net repayments on short-term credit facilities                                         (12,500)               (146,800)
        Proceeds of borrowings related to business acquisition                                       -                       -
        Proceeds from issuance of notes and bonds payable                                           24                       -
        Payments on notes and bonds                                                             (4,425)                (13,282)
        Cash dividends                                                                               -                  (1,413)
        Proceeds from exercise of stock options                                                      -                      30
                                                                                          ------------             -----------
               Cash used by financing activities                                               (16,901)               (161,465)
                                                                                          ------------             -----------

Net increase (decrease) in cash and cash equivalents                                            (1,859)                  4,313

Cash and cash equivalents
        Beginning of period                                                                     22,523                  26,939
                                                                                          ------------             -----------
        End of period                                                                       $   20,664               $  31,252
                                                                                          ============             ===========

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

2.   The components of loans and investments are as follows:

                                                                               June 30,            September 30,
                                                                                  2001                   2000
                                                                                  ----                   ----
 (in thousands)
 Loans held for sale, net of valuation allowances
      of $0 and $2,563 at June 30, 2001 and
      September 30, 2000, respectively                                        $ 137,756                $ 211,296
 Loans held for investment                                                        6,256                    8,512
 Less:  reserve for uncollectible loans receivable                               (2,290)                  (3,556)
                                                                        ----------------     --------------------
                Total loans receivable                                          141,722                  216,252
                                                                        ----------------     --------------------

 Retained interests in REMIC securitizations
      available for sale, exclusive of loan
      servicing assets and liabilities, at fair value
         Regular interests                                                       70,090                   77,229
         Residual interests                                                      45,161                   28,685
                                                                        ----------------     --------------------
             Total retained REMIC interests, at fair value
               (amortized cost of $88,296 and $94,507)                          115,251                  105,914
                                                                        ----------------     --------------------
                                                                              $ 256,973                $ 322,166
                                                                        ================     ====================


     In October 2000 the Emerging Issues Task Force of the Board (the "EITF") reached a consensus on a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 requires recognition of impairment losses from declines in value of such interests when they result from reductions in expected cash flows from the interests. The Company adopted EITF 99-20 effective April 1, 2001 and accordingly recorded a cumulative effect of an accounting change of $2.3 million.

3. The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):


                                                    Severance    Plant, sales
                                                    and other     center and
                                                   termination      office          Asset
                                                     charges       closings      write-downs        Total
                                               -------------------------------------------------------------
Original provision recorded 9/28/99             $      7,350      $   7,384      $   11,192      $   25,926
Payments and charges                                  (1,707)          (141)        (11,192)        (13,040)
                                               -------------------------------------------------------------
Balance 9/30/99                                        5,643          7,243               -          12,886
                                               -------------------------------------------------------------

Payments and charges                                    (810)        (2,750)              -          (3,560)
                                               -------------------------------------------------------------
Balance 12/31/99                                       4,833          4,493               -           9,326
                                               -------------------------------------------------------------

Payments and charges                                    (550)        (1,183)              -          (1,733)
Reversals                                             (2,912)        (1,439)              -          (4,351)
                                               -------------------------------------------------------------
Balance 3/31/00                                        1,371          1,871               -           3,242
                                               -------------------------------------------------------------

Payments and charges                                     (81)          (685)            378            (388)
Reversals                                               (900)            (2)           (378)         (1,280)
                                               -------------------------------------------------------------
Balance 6/30/00                                          390          1,184               -           1,574
                                               -------------------------------------------------------------

Additional provision                                   1,974          1,780              15           3,769
Payments and charges                                  (1,505)        (1,277)            (15)         (2,797)
Reversals                                               (100)          (635)              -            (735)
                                               -------------------------------------------------------------
Balance 9/30/00                                          759          1,052               -           1,811
                                               -------------------------------------------------------------

Payments and charges                                    (519)          (109)              -            (628)
                                               -------------------------------------------------------------
Balance 12/31/00                                         240            943               -           1,183
                                               -------------------------------------------------------------

Payments and charges                                    (114)           (31)              -            (145)
                                               -------------------------------------------------------------
Balance 3/31/01                                 $        126      $     912      $        -      $    1,038
                                               -------------------------------------------------------------

Payments and charges                                     (55)           (33)              -             (88)
                                               -------------------------------------------------------------
Balance 6/30/01                                 $         71      $     879      $        -      $      950
                                               =============================================================

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

     During the second quarter of 2000 the Company reversed into income $4.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's determination that it was not legally required to pay severance to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. In the second quarter, the Company also reversed approximately $1.4 million of charges related to plant, sales center and office closings when it revised its estimate of costs to restore sales center lots to their original condition. The revision of the Company's original cost estimate was made concurrent with the ultimate disposition of certain closed sales centers.

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

     During the fourth quarter of 2000, the Company reversed into income approximately $0.7 million of charges primarily related to plant, remaining sales center and office closings. The Company substantially completed its final negotiation of lease termination costs and had fulfilled certain contractual obligations associated with one of its plants during this quarter. As a result, the Company revised it original estimate of the costs associated with these activities and thus reversed the charges.

     The Company also recorded an additional $3.8 million charge during the fourth quarter of 2000, primarily related to severance costs associated with a reduction in headcount of an additional 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

     At June 30, 2001, the balance remaining in the restructuring reserve was $1.0 million.

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


4. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                                      Three months ended                  Nine months ended
                                                                           June 30,                           June 30,
                                                                          ---------                          --------
                                                                    2001              2000            2001                 2000
                                                                    ----              ----            ----                 ----
 (in thousands, except per share data)
 Numerator in earnings (loss) per share calculation:
      Loss before cumulative effect of accounting
         change                                                  $ (47,554)       $  (11,125)      $  (118,548)        $  (37,953)
      Net loss                                                   $ (49,830)       $  (11,125)      $  (120,824)        $  (37,953)

 Denominator in earnings (loss) per share calculation:
      Weighted average number of
         common shares outstanding                                   9,422             9,315             9,415              9,315
      Unearned shares                                                    -                 -                 -                 (1)
                                                            ---------------   ---------------  ----------------    ---------------
      Denominator for basic EPS                                      9,422             9,315             9,415              9,314
      Dilutive effect of stock options and
         restricted shares computed using
         the treasury stock method                                       -                 -                 -                  -
                                                            ---------------   ---------------  ----------------    ---------------
      Denominator for diluted EPS                                    9,422             9,315             9,415              9,314
                                                            ===============   ===============  ================    ===============

 Loss per share:
      Loss before cumulative effect of accounting
         change
         Basic                                                   $   (5.05)       $    (1.19)      $    (12.59)        $    (4.08)
                                                            ===============   ===============  ================    ===============
         Diluted                                                 $   (5.05)       $    (1.19)      $    (12.59)        $    (4.08)
                                                            ===============   ===============  ================    ===============

      Net loss
         Basic                                                   $   (5.29)       $    (1.19)      $    (12.83)        $    (4.08)
                                                            ===============   ===============  ================    ===============
         Diluted                                                 $   (5.29)       $    (1.19)      $    (12.83)        $    (4.08)
                                                            ===============   ===============  ================    ===============


     Stock options to purchase 763,378 and 921,350 shares of common stock and 109,567 and 110,181 unearned restricted shares at June 30, 2001 were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

5. During the second quarter of fiscal 2001, the Company entered into a three-year, $200 million loan purchase facility with a financial institution. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, loans are purchased from the Company and held for later securitization. In connection with the facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.84 per share. The warrant, which is immediately exercisable, expires in February 2009. During the quarter ended June 30, 2001, the Company recorded non-cash expense of $0.9 million related to the warrant.

     The Company has complied, or obtained waivers for failing to comply, with all covenants contained in its credit agreements.

6. During fiscal 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the action and add the Company as a defendant. These motions have not been ruled on by the trial judge. Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation have filed six separate suits in the United States District Court for the Southern District of Mississippi requesting the Court to enforce arbitration agreements signed by all but one of the original Jefferson County plaintiffs. The defendants in these actions have filed a series of procedural motions. As a result, no hearing date has been set on any of these actions. As the lawsuits are in the early stages, the Company is unable to determine the effect, if any, on its results of operations, financial position or cash flows. The Company intends to defend these lawsuits vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $17 million at June 30, 2001. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $123 million at June 30, 2001. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated potential obligations under such repurchase agreements approximated $111 million at June 30, 2001. Losses under these repurchase agreements have not been significant.

7. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:


                                                            Three months ended                          Nine months ended
                                                                June 30,                                    June 30,
                                                                --------                                    --------
(in thousands)                                         2001                   2000                 2001                  2000
                                                       ----                   ----                 ----                  ----
Revenues
      Retail                                        $ 151,090             $   211,178           $  459,308           $   575,006
      Manufacturing                                   167,268                 209,575              470,602               619,857
      Consumer finance                                  3,203                  10,391               27,489                31,995
      Insurance                                        12,836                  13,087               37,438                43,518
      Eliminations/other                              (77,933)               (107,842)            (226,849)             (307,731)
                                                  -----------            ------------          -----------          ------------
                                                    $ 256,464             $   336,389           $  767,988           $   962,645
                                                  ===========            ============          ===========          ============

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                        $ (26,952)            $   (11,291)          $  (80,003)          $   (38,686)
      Manufacturing                                    10,099                   3,991               14,517                39,367
      Consumer finance                                (13,285)                 (1,465)             (11,546)               (3,013)
      Insurance                                         5,942                   5,379               17,697                18,873
      Eliminations/other                               (6,708)                 (2,547)             (15,156)              (40,231)
                                                  -----------            ------------          -----------          ------------
                                                      (30,904)                 (5,933)             (74,491)              (23,690)
Interest expense                                      (16,856)                (12,083)             (44,671)              (37,908)
Investment income                                         206                      73                  614                   385
                                                  -----------            ------------          -----------          ------------
Income (loss) before income taxes
    and cumulative effect of accounting
    change                                          $ (47,554)            $   (17,943)          $ (118,548)          $   (61,213)
                                                  ===========            ============          ===========          ============

Depreciation and amortization
      Retail                                        $   4,002             $     2,656           $   10,034           $     7,595
      Manufacturing                                     4,102                   4,300               12,741                12,744
      Consumer finance                                  2,670                   2,213                8,703                10,092
      Eliminations/other                                6,908                   2,314               14,799                 6,486
                                                  -----------            ------------          -----------          ------------
                                                    $  17,682             $    11,483           $   46,277           $    36,917
                                                  ===========            ============          ===========          ============

Capital expenditures
      Retail                                        $     849             $     1,828           $    2,060           $     6,761
      Manufacturing                                       852                     935                2,589                 4,565
      Consumer finance                                    530                   1,495                2,396                 3,607
      Eliminations/other                                  629                       -                2,375                 1,738
                                                  -----------            ------------          -----------          ------------
                                                    $   2,860             $     4,258           $    9,420           $    16,671
                                                  ===========            ============          ===========          ============
                                                     June 30,             September 30,
                                                       2001                     2000
                                                       ----                     ----
Identifiable assets
      Retail                                        $ 390,078             $   475,227
      Manufacturing                                   453,766                 604,946
      Consumer finance                                230,499                 637,264
      Insurance                                       116,986                 115,959
      Eliminations/other                             (210,458)               (684,624)
                                                  -----------            ------------
                                                    $ 980,871             $ 1,148,772
                                                  ===========            ============

8. In June 1998 the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 2000 the Board issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities"("FAS 138"), which amends FAS 133 and addresses a limited number of implementation issues related to FAS
     133. FAS 133, as amended by FAS 138, was effective for the Company as of October 1, 2000. The adoption of FAS 133 did not have any material impact on the Company's financial condition or results of operation as the Company has no derivative instruments.

     In December 1999 the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which summarizes the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company plans to adopt SAB 101 in the fourth quarter of fiscal 2001, as required. SAB 101 allows companies to report any changes in revenue recognition related to adopting its provisions as an accounting change at the time of implementation in accordance with APB Opinion No. 20, "Accounting Changes." Under its current policy, the Company recognizes revenue for the majority of retail sales upon closing, which includes, for the great majority of retail sales, execution of loan documents and related paperwork and receipt of the customer's down payment. To adopt the provisions of SAB 101, the Company currently plans to change its revenue recognition policy on these retail sales effective October 1, 2000 to a method based upon placement of the home at the customer's site. Although the Company has not yet finalized its estimate of the effect of the change on its consolidated financial position and results of operations, it anticipates that it will record in the fourth quarter a cumulative effect of an accounting change ranging from $13 million to $16 million.

     In September 2000 the Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("FAS 140"), which revises the standards of accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. FAS 140 is effective for transfers occurring after June 30, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ended after December 15, 2000. The Company adopted FAS 140 effective July 1, 2001 and has determined that it did not have a material impact on its financial condition or results of operations.

     In October 2000 the Emerging Issues Task Force of the Board (the "EITF") reached a consensus on a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 requires recognition of impairment losses from declines in value of such interests when they result from reductions in expected cash flows from the interests. The Company adopted EITF 99-20 effective April 1, 2001 and accordingly recorded a cumulative effect of an accounting change of $2.3 million.

     On June 29, 2001, the Financial Accounting Standards Board issued Statement No. 141,"Business Combinations", and Statement No. 142,"Goodwill and Other Intangible Assets", which are required to be adopted by the Company at the beginning of fiscal 2003. The Company is currently evaluating the effects of these Statements; however, the Company recorded amortization related to its goodwill and identifiable intangible assets of $3.8 million for the nine months ended June 30, 2001.

 9. On June 18, 2001, the Company effected a one-for-five reverse stock split. All shares and per share amounts have been adjusted retroactively to give effect to the reverse split.

10. Subsequent to June 30, 2001 the Company sold all subordinated securities retained from prior securitizations for net cash proceeds of approximately $72.9 million. These securities are included in the Company's available for sale securities portfolio at June 30, 2001. The Company recorded impairment charges of $20.6 million in the third quarter to reduce the carrying value of the securities to estimated net realizable value at June 30, 2001. The estimated loss will be adjusted to actual in the fourth quarter.

     The Company also retired its $75 million revolving credit facility, which was scheduled to mature on October 1, 2001. In connection with the retirement, approximately $9.0 million of cash held by the lenders in a cash collateral account was returned to the Company.

     Subsequent to June 30, 2001 the Company announced its intention to close approximately 90 underperforming retail sales centers in the fourth quarter of fiscal 2001 in addition to the centers closed in the third quarter. A majority of the retail sales centers are located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. The Company expects to sell a number of these centers to independent retailers who will continue to sell the Company's products. Other centers will be converted to stores which exclusively sell repossessed homes. The centers not sold or converted will continue to operate while liquidating the majority of their inventory in place. As of August 14, 2001 the Company estimates that the fourth quarter charges arising from the closure of these 90 retail sales centers will range from $23 million to $28 million, approximately one half of which will be non-cash asset impairments. Although the Company idled one manufacturing facility in Texas during the third quarter, it does not expect any further plant closings as a result of the retail store closing previously described. During the third quarter, the Company recorded a $2.1 million charge, most of which was non-cash in nature, related to the closing of 12 centers. The charge was included in selling, general and administrative expenses.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                             RESULTS OF OPERATIONS
                             ---------------------

Three months ended June 30, 2001 compared to three months ended June 30, 2000
-----------------------------------------------------------------------------

         The following table summarizes certain statistics for the quarters ended June 30, 2001 and 2000:

                                                                         2001               2000
                                                                         ----               ----
Retail sales (in millions)                                              $ 150.2           $ 209.0
Wholesale sales (in millions)                                           $  89.7           $ 101.6
Total sales (in millions)                                               $ 239.9           $ 310.6
Gross profit % - integrated operations                                     24.7%             28.2%
Gross profit % - wholesale operations                                      13.6%             14.8%
New single-section homes sold - retail                                      902             1,804
New multi-section homes sold - retail                                     2,102             2,664
Used homes sold - retail                                                    307               342
New single-section homes sold - wholesale                                   513               662
New multi-section homes sold - wholesale                                  2,077             2,254
Average new single-section sales price - retail                         $31,000           $31,700
Average new multi-section sales price - retail                          $56,000           $55,400
Average new single-section sales price - wholesale                      $21,800           $21,700
Average new multi-section sales price - wholesale                       $38,500           $38,400
Weighted average retail sales centers
 open during the period                                                     348               377


Net sales

The Company's sales volume continued to be adversely affected by extremely competitive industry conditions during the quarter ended June 30, 2001. Retail sales dollar volume decreased 28%, reflecting a 33% decrease in new unit volume and a decrease of 2% in the average new unit sales prices of single-section homes. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 70% of retail new unit sales compared to 60% in the quarter ended June 30, 2000. Average retail sales prices on single-section homes declined as a result of competitive pricing pressure and various promotional programs targeted at selling older inventory models.

During the quarter ended June 30, 2001 the Company opened no new sales centers compared to two sales centers during the quarter ended June 30, 2000. The Company closed 14 underperforming sales centers during the quarter ended June 30, 2001 and converted one sales center to a center that exclusively markets repossessed inventory. The Company recorded in selling, general and administrative expenses a charge of $2.1 million related to the sales center closings. During the quarter ended June 30, 2000 the Company closed no sales centers. Total new retail sales dollars at sales centers open more than one year decreased 27% during the quarter ended June 30, 2001 as a result of the competitive market conditions described previously.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 12%, reflecting a 11% decrease in unit volume. Average new unit sales prices of single-section and multi-section homes remained relatively constant. Multi-section sales accounted for 80% of wholesale unit sales compared to 77% in the quarter ended June 30, 2000.

Gross profit

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations decreased from 28.2% in the quarter ended June 30, 2000 to 24.7% in the quarter ended June 30, 2001 primarily as a result of competitive pricing pressures, various promotional programs targeted at selling older inventory models and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended June 30, 2001.

Gross profit margin - wholesale operations decreased from 14.8% in the quarter ended June 30, 2000 to 13.6% in the quarter ended June 30, 2001 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the quarter ended June 30, 2001.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                                              Three months ended
                                                                                    June 30,
                                                                                    --------
(in thousands)                                                                2001              2000
                                                                              ----              ----
Interest income                                                               $ 5,837          $  9,260
Loan servicing fees                                                             8,770             6,342
REMIC residual income                                                           2,755             3,228

Gains (losses) on securities sold and loans sold or held for sale:
    Gain (loss) on sale of securities and loans                                 3,415            (2,900)
    Valuation (provision) reversal on loans held for sale                       2,739              (696)
                                                                              -------          --------
                                                                                6,154            (3,596)
                                                                              -------          --------

Impairment and valuation provisions                                           (20,647)           (5,341)
Other                                                                             334               498
                                                                              -------          --------
                                                                              $ 3,203          $ 10,391
                                                                              =======          ========

The decrease in interest income reflects lower average outstanding balances of loans held for sale in the warehouse prior to securitization. This decrease was partially offset by higher average interest rates on loans held for sale in the warehouse prior to securitization. The lower average warehouse balances resulted from a decrease in loan originations and the timing of securitizations.

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

The decrease in residual income primarily reflects reduced cash flow from certain retained residual interests as a result of increased liquidations of repossessions in certain securitizations during the quarter.

The gain on sale of securities and loans during the quarter ended June 30, 2001 reflects the securitization of $179 million of installment sale contracts and mortgage loans. The gain resulted from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized, which was higher than the spread on securitizations in the third quarter of 2000.

Impairment and valuation provisions are summarized as follows:


                                                          Three months ended
                                                                June 30,
                                                                --------
(in thousands)                                            2001          2000
                                                          ----          ----
Impairment writedowns of residual
    REMIC interests                                  $       102       $      -
Impairment writedowns of regular
    REMIC interests                                       20,563              -
Valuation allowances on servicing
    contracts                                                -              1,924
Reduction of previously recorded
    valuation allowances on servicing
    contracts                                                -                -
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                                          (18)           3,417
                                                     -----------       ----------
                                                     $    20,647       $    5,341
                                                     ===========       ==========


Subsequent to June 30, 2001, the Company sold all subordinated securities retained from prior securitizations. These securities are included in the Company's available for sale securities portfolio at June 30, 2001. The Company recorded impairment charges of $20.6 million in the third quarter to reduce the carrying value of the securities to estimated net realizable value at June 30, 2001. The estimated loss will be adjusted to actual in the fourth quarter.

Except for the impairment charge related to the completed sales of the regular REMIC interests just described, impairment and valuation charges generally result from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

For the quarter ended June 30, 2001 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.96% on an annualized basis of the average principal balance of the related loans, compared to approximately 2.14% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At June 30, 2001 the Company had a total of 3,817 unsold properties in repossession or foreclosure (approximately 2.95% of the total number of Oakwood originated serviced assets) compared to 3,899, 3,049 and 2,809 at March 31, 2001, June 30, 2000 and March 31, 2000, respectively (approximately 3.05%, 2.45% and 2.29%, respectively, of the total number of Oakwood originated serviced assets).

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company has also increasingly made use of its assumption program as an alternative to foreclosure. Under this program, the Company obtains the cooperation of the defaulting obligor and endeavors to find a new buyer that meets the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor's loan. The costs of this program are borne by the Company and are reflected in consumer finance operating expenses. At June 30, 2001 the Company had 1,216 loans which were pending assumption under this program.

At June 30, 2001 the delinquency rate on Company originated loans, excluding loans originated on behalf of DFC, was 5.4%, compared to 4.1% at June 30, 2000. Increased delinquency rates ultimately may result in increased repossessions and foreclosures and an increase in credit losses.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 20.6% to $10.4 million in the quarter ended June 30, 2001 from $13.1 million in the quarter ended June 30, 2000. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations.

Effective June 1, 2000, the Company entered into a quota share agreement which management believes will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums and losses on an on-going basis. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As a result of the Company's favorable loss experience since the inception of the quota share agreement, the Company received incremental commissions of $1.7 million during the quarter ended June 30, 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $11.8 million, or 13%, during the quarter ended June 30, 2001 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 31.6% in the quarter ended June 30, 2001 from 28.2% in the quarter ended June 30, 2000. The increase is primarily due to higher selling expenses principally as a result of certain salesperson compensation incentives associated with the reduction of inventory levels combined with a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses increased 35% during the quarter ended June 30, 2001 principally as a result of the Company's increasing use of its previously described assumption program.

Insurance operating expenses

Insurance operating costs declined by $3.3 million, or 42%, in the third quarter of fiscal 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                 and other     center and
                                                termination      office          Asset
                                                  charges       closings      write-downs        Total
                                               ----------------------------------------------------------
Original provision recorded 9/28/99             $  7,350       $  7,384        $ 11,192        $ 25,926
Payments and charges                              (1,707)          (141)        (11,192)        (13,040)
                                               ----------------------------------------------------------
Balance 9/30/99                                    5,643          7,243               -          12,886
                                               ----------------------------------------------------------

Payments and charges                                (810)        (2,750)              -          (3,560)
                                               ----------------------------------------------------------
Balance 12/31/99                                   4,833          4,493               -           9,326
                                               ----------------------------------------------------------

Payments and charges                                (550)        (1,183)              -          (1,733)
Reversals                                         (2,912)        (1,439)              -          (4,351)
                                               ----------------------------------------------------------
Balance 3/31/00                                    1,371          1,871               -           3,242
                                               ----------------------------------------------------------

Payments and charges                                 (81)          (685)            378            (388)
Reversals                                           (900)            (2)           (378)         (1,280)
                                               ----------------------------------------------------------
Balance 6/30/00                                      390          1,184               -           1,574
                                               ----------------------------------------------------------

Additional provision                               1,974          1,780              15           3,769
Payments and charges                              (1,505)        (1,277)            (15)         (2,797)
Reversals                                           (100)          (635)              -            (735)
                                               ----------------------------------------------------------
Balance 9/30/00                                      759          1,052               -           1,811
                                               ----------------------------------------------------------

Payments and charges                                (519)          (109)              -            (628)
                                               ----------------------------------------------------------
Balance 12/31/00                                     240            943               -           1,183
                                               ----------------------------------------------------------

Payments and charges                                (114)           (31)              -            (145)
                                               ----------------------------------------------------------
Balance 3/31/01                                 $    126       $    912        $      -        $  1,038
                                               ----------------------------------------------------------

Payments and charges                                 (55)           (33)              -             (88)
                                               ----------------------------------------------------------
Balance 6/30/01                                 $     71       $    879        $      -        $    950
                                               ==========================================================

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

At June 30, 2001, the balance remaining in the restructuring reserve was $1.0 million.

During the execution of the Company's restructuring plan, 2,400 employees were terminated. With the exception of the 250 employees who were terminated in the fourth quarter of 2000, all employees were terminated during the fourth quarter of 1999.

Subsequent to June 30, 2001 the Company announced its intention to close approximately 90 underperforming retail sales centers in the fourth quarter of fiscal 2001 in addition to the centers closed in the third quarter. A majority of the retail sales centers are located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. The Company expects to sell a significant number of these centers to independent retailers who will continue to sell the Company's products. Other centers will be converted to stores which exclusively sell repossessed homes. The centers not sold or converted will continue to operate while liquidating the majority of their inventory in place. The Company currently estimates that the fourth quarter charges arising from the closure of these 90 retail sales centers will range from $23 million to $28 million, approximately one half of which will be non-cash asset impairments. Although the Company idled one manufacturing facility in Texas during the third quarter, it does not expect any further plant closings as a result of the retail store closings previously described. During the third quarter, the Company recorded a $2.1 million charge, most of which was non-cash in nature, related to the closing of 12 centers. The charge was included in selling, general and administrative expenses.

Interest expense

Interest expense for the quarter ended June 30, 2001 increased 40% from the third quarter of fiscal 2000 due to higher fees and interest rates associated with the Company's short-term credit facilities. These increases were partially offset by lower average balances outstanding during the quarter ended June 30, 2001. The Company also expensed approximately $3.1 million of costs associated with efforts to replace its existing revolving credit facility which expires October 1, 2001.

Income taxes

The Company has operated at a loss in its two most recent fiscal years and in the quarter ended June 30, 2001. Because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of Statement of Financial Accounting Standards No. 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company's results for the quarter ended June 30, 2001 do not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period.

Cumulative effect of accounting change

In October 2000 the Emerging Issues Task Force of the Board (the "EITF") reached a consensus on a new accounting requirement for the recognition of other than temporary impairments on purchased and retained beneficial interests resulting from securitization transactions. This requirement is summarized in EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets" ("EITF 99-20"). The Company adopted EITF 99-20 in the third quarter of 2001 and accordingly recorded a cumulative effect of an accounting change of $2.3 million.

Nine months ended June 30, 2001 compared to nine months ended June 30, 2000
---------------------------------------------------------------------------

     The following table summarizes certain statistics for the nine months ended June 30, 2001 and 2000:

                                                         2001          2000
                                                         ----          ----
Retail sales (in millions)                              $ 453.9       $ 567.9
Wholesale sales (in millions)                           $ 249.2       $ 311.5
Total sales (in millions)                               $ 703.1       $ 879.4
Gross profit % - integrated operations                     24.2%         26.4%
Gross profit % - wholesale operations                      12.3%         13.3%
New single-section homes sold - retail                    2,757         4,302
New multi-section homes sold - retail                     6,464         7,572
Used homes sold - retail                                    924         1,233
New single-section homes sold - wholesale                 1,411         2,264
New multi-section homes sold - wholesale                  5,681         6,857
Average new single-section sales price - retail         $30,400       $31,600
Average new multi-section sales price - retail          $55,400       $55,200
Average new single-section sales price - wholesale      $21,400       $21,000
Average new multi-section sales price - wholesale       $38,700       $38,200
Weighted average retail sales centers
  open during the period                                    363           385


Net sales

The Company's sales volume continued to be adversely affected by extremely competitive industry conditions during the nine months ended June 30, 2001. Retail sales dollar volume decreased 20%, reflecting a 22% decrease in new unit volume and a decrease of 4% in the average new unit sales prices of single-section homes. These decreases were partially offset by a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 70% of retail new unit sales compared to 64% in the nine months ended June 30, 2000. Average retail sales prices on single-section homes declined as a result of competitive pricing pressure and various promotional programs targeted at selling older inventory models.

During the nine months ended June 30, 2001 the Company opened one new sales center compared to eight sales centers during the nine months ended June 30, 2000. The Company closed 26 underperforming sales centers during the nine months ended June 30, 2001 and converted 13 sales centers to centers that exclusively market repossessed inventory. During the nine months ended June 30, 2000 the Company closed 43 underperforming sales centers primarily as part of its restructuring plan announced during the fourth quarter of fiscal 1999. Total new retail sales dollars at sales centers open more than one year decreased 19% during the nine months ended June 30, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 20%, reflecting a 22% decrease in unit volume. This decrease was partially offset by a 2% increase in the average new unit sales prices of single-section homes. Multi-section sales accounted for 80% of wholesale unit sales compared to 75% in the nine months ended June 30, 2000.

Gross profit

Gross profit margin - integrated operations decreased from 26.4% in the nine months ended June 30, 2000 to 24.2% in the nine months ended June 30, 2001 primarily as a result of competitive pricing pressures, various promotional programs targeted at selling older inventory models and unfavorable manufacturing variances caused by reduced production schedules experienced during the nine months ended June 30, 2001.

Gross profit margin - wholesale operations decreased from 13.3% in the nine months ended June 30, 2000 to 12.3% in the nine months ended June 30, 2001 as a result of competitive pricing pressures and unfavorable manufacturing variances caused by reduced production schedules experienced during the nine months ended June 30, 2001.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                        Nine months ended
                                                             June 30,
                                                             --------
(in thousands)                                           2001         2000
                                                         ----         ----

Interest income                                       $ 25,646      $ 28,841
Loan servicing fees                                     18,331        16,435
REMIC residual income                                    6,025        13,521

Gains (losses) on securities sold and
   loans sold or held for sale:
   Gain (loss) on sale of securities and loans           7,041       (12,785)
   Valuation provision on loans
    held for sale                                            -        (9,388)
                                                    -----------    ----------
                                                         7,041       (22,173)
                                                    -----------    ----------

Impairment and valuation
   provisions                                          (30,735)       (6,083)
Other                                                    1,181         1,454
                                                    -----------    ----------
                                                      $ 27,489      $ 31,995
                                                    ===========    ==========



The decrease in interest income reflects lower average outstanding balances of loans held for sale in the warehouse prior to securitization. This decrease was partially offset by higher average interest rates on loans held for sale in the warehouse prior to securitization. The lower average warehouse balances resulted from a decrease in loan originations and the timing of securitizations.

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

The decrease in residual income primarily reflects reduced cash flow from certain retained residual interests due to increased liquidations of repossessions in certain securitizations during the nine months ended June 30, 2001.

The gain on sale of securities and loans during the nine months ended June 30, 2001 resulted from the completion of three securitizations and the increased spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

Impairment and valuation provisions are summarized as follows:

                                                           Nine months ended
                                                               June 30,
                                                               --------
(in thousands)                                          2001               2000
                                                        ----               ----

Impairment writedowns of residual
    REMIC interests                            $         245     $            -
Impairment writedowns of regular
    REMIC interests                                   20,563              3,690
Valuation provisions on servicing
    contracts                                          9,945              4,768
Reductions of previously recorded
    valuation allowance on servicing
    contracts                                              -             (6,401)
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                                      (18)            4,026
                                               --------------    --------------
                                               $      30,735     $        6,083
                                               ==============    ==============



Subsequent to June 30, 2001, the Company sold all subordinated securities retained from prior securitizations. These securities are included in the Company's available for sale securities portfolio at June 30, 2001. The Company recorded impairment charges of $20.6 million in the third quarter to reduce the carrying value of the securities to estimated net realizable value at June 30, 2001. The estimated loss will be adjusted to actual in the fourth quarter.

Except for the impairment charge related to the completed sales of the regular REMIC interests just described, impairment and valuation charges generally result from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

For the nine months ended June 30, 2001 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.92% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.90% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At June 30, 2001 the Company had a total of 3,817 unsold properties in repossession or foreclosure (approximately 2.95% of the total number of Oakwood originated serviced assets) compared to 3,899, 3,049 and 2,809 at March 31, 2001, June 30, 2000 and March 31, 2000, respectively (approximately 3.05%, 2.45% and 2.29%, respectively, of the total number of Oakwood originated serviced assets).

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company has also increasingly made use of its assumption program as an alternative to foreclosure. Under this program, the Company obtains the cooperation of the defaulting obligor and endeavors to find a new buyer that meets the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor's loan. The costs of this program are borne by the Company and are reflected in consumer finance operating expenses. At June 30, 2001 the Company had 1,216 loans which were pending assumption under this program.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 31% to $29.9 million in the nine months ended June 30, 2001 from $43.5 million in the nine months ended June 30, 2000. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations.

Effective June 1, 2000, the Company entered into a quota share agreement which management believes will reduce the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement will reduce the levels of credit support, which currently take the form of letters of credit and cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under the new arrangement, which covers physical damage policies, the Company will retro-cede 50% of the Company's physical damage premiums and losses on an on-going basis. In return, the Company will receive a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As a result of the Company's favorable loss experience since the inception of the quota share agreement, the Company received incremental commissions of $1.7 million during the quarter ended June 30, 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $15.7 million, or 6%, during the nine months ended June 30, 2001 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 32.4% in the nine months ended June 30, 2001 from 27.7% in the nine months ended June 30, 2000. The increase is primarily due to higher selling expenses principally as a result of certain salesperson compensation incentives associated with the reduction of inventory levels combined with a lower sales base over which to spread the Company's fixed portion of distribution and overhead costs and higher service costs.

Consumer finance operating expenses

Consumer finance operating expenses increased $1.8 million, or 6%, during the nine months ended June 30, 2001 principally as a result of the Company's increasing use of its previously described assumption program. These increased costs were partially offset by the effect of cost reduction initiatives undertaken during the fourth quarter of fiscal 2000.

Insurance operating expenses

Insurance operating costs declined by $12.5 million, or 51%, in the nine months of fiscal 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

Refer to the information provided under the "Restructuring charges" caption included in the "Three months ended June 30, 2001 compared to three months ended June 30, 2000" section.

Interest expense

Interest expense for the nine months ended June 30, 2001 increased $6.8 million from the first nine months of fiscal 2000 due to higher fees and interest rates associated with the Company's short-term credit facilities. These increases were partially offset by lower average balances outstanding during the nine months ended June 30, 2001. The Company also expensed approximately $3.1 million of costs associated with efforts to replace its existing revolving credit facility which expires October 1, 2001.

Income taxes

The Company has operated at a loss in its two most recent fiscal years and in the nine months ended June 30, 2001. Because management believes difficult competitive conditions will continue for the foreseeable future, management believes that under the provisions of Statement of Financial Accounting Standards No. 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company's results for the nine months ended June 30, 2001 do not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period.


Liquidity and Capital Resources

For the nine months ended June 30, 2001 the Company reported a net loss of $120.8 million. The net loss included non-cash charges of $30.7 million related to the financial services business, a $7.0 million gain on securitizations and a $5.1 million charge in connection with closing a manufacturing facility, closing 20 sales centers, and further streamlining the organization. For the nine months ended June 30, 2000 the Company reported a net loss of $38.0 million. The net loss included non-cash charges of $28.3 million related to the financial services business.

The financial results reported by the Company beginning in fiscal 1999 reflect business conditions within the manufactured housing industry. The Company is currently operating in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% during calendar 2000 and by approximately 35% during the first six months of calendar 2001.

The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts continued during the first nine months of fiscal 2001 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken by the Company recently, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $194.0 million reduction in inventories since September 30, 1999, negatively affected the Company's reported earnings for 2000 and during the first nine months of fiscal 2001. Because the Company expects competitive market conditions to continue during 2001, it does not expect to generate income from operations; however, it plans to manage operations to generate positive cash flow. The Company believes that operating cash flow, coupled with borrowings under its credit facilities, will provide sufficient liquidity to meet obligations and execute its business plan during 2001.

Subsequent to June 30, 2001 the Company sold all the subordinated securities retained from prior securitizations for net cash proceeds of approximately $72.9 million. These securities are included in the Company's available for sale securities portfolio at June 30, 2001. The Company recorded impairment charges of $20.6 million in the third quarter to reduce the carrying value of the securities to estimated net realizable value at June 30, 2001. The estimated loss will be adjusted to actual in the fourth quarter.

The Company also retired its $75 million revolving credit facility, which was scheduled to mature on October 1, 2001. In connection with the retirement approximately $9.0 million of the cash held by the lenders in a cash collateral account was returned to the Company.

The net cash proceeds from the sale of securities and the release of the cash collateral associated with the revolving credit facility more than offsets the $75 million previously available under the revolving credit facility. The company expects to complete a new $50 million liquidity facility to provide funding for servicer advances, which was the primary use of the revolving credit facility. Additionally, the Company will negotiate a new credit facility, a major use of which will be to support outstanding letters of credit that continue to be provided by two banks which participated in the retired revolving credit facility. However, there can be no assurance that such facilities will be finalized.

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

In the event of further deterioration in market conditions, the Company intends to take additional steps to protect liquidity and manage cash flow as demonstrated by its announcement subsequent to June 30, 2001 to close approximately 90 underperforming retail sales centers in the fourth quarter. Should market conditions fail to improve, the Company could further curtail production, close additional retail sales centers or sell selected operational or financial assets.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At June 30, 2001 the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from that anticipated, the Company intends to continue to curtail production by lowering production speed or idling additional production facilities.

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

Beginning in 1994, the Company generally sold to investors securities having a principal balance approximately equal to the principal balance of the loans securitized, and accordingly was not required to seek the permanent capital required to fund its finance business outside of the asset-backed securities market. Over the last two years, demand for subordinated securities, particularly securities rated below BBB, has decreased. As a result, the Company retained certain subordinated asset-backed securities rated below BBB. The aggregate principal balance of the retained securities rated below BBB (including any initial overcollateralization) represented approximately 9% of the aggregate principal balance of the loans securitized in transactions during fiscal 2001 and 2000.

At June 30, 2001 the Company owned subordinated asset-backed securities rated below BBB having a carrying value of approximately $68.3 million associated with certain of the Company's 1998, 1999, 2000 and 2001 securitizations, as well as subordinated asset-backed securities having a carrying value of approximately $1.8 million retained from securitization transactions prior to 1994. Subsequent to June 30, 2001, the Company sold all subordinated securities retained from prior loan securitizations; these securities are included in the Company's available for sale securities portfolio at June 30, 2001.

The decrease in loans and investments from September 30, 2000 principally reflects a decrease in loans held for sale from $211 million at September 30, 2000 to $138 million at June 30, 2001. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time. This decrease was partially offset by an increase in retained interests in securitizations.

The Company estimates that in 2001 capital expenditures will approximate $15 million, comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

During the nine months ended June 30, 2001 the Company decreased inventories by $73.5 million as a result of inventory reduction measures described previously.


Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on the beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to its ability to negotiate a new revolving credit facility, statements relating to our plans to close approximately 90 underperforming retail sales centers, our estimate of the charge we will incur in the fourth quarter as a result of closing these sales centers, our expectation that we will not close any additional manufacturing plants as a result of our closing these sales centers, our expectation that these restructuring actions will strengthen our business and improve our financial condition, our belief that our operating results will improve after the transitional period in which these retail sales centers are closed and their inventory liquidated, statements relating to our belief that any legal proceedings or claims that arise in the ordinary course of business will not have a material adverse effect on the Company's results of operations, financial condition or cash flows, our estimate of the effect of SAB 101 on our consolidated financial position in the fourth quarter, our intention to close a new $50 million liquidity facility for funding for servicer advances, the sufficiency of our current facilities to meet our cash needs given our current level of operations, the belief that operating cash flow, coupled with borrowings under its credit facilities, will provide sufficient liquidity to meet its obligations and execute its business plan during 2001 and the ability of the quota share agreement to reduce the Company's underwriting exposure to natural disasters. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its retail finance activities; the Company may be unable to negotiate a replacement revolving credit facility for its existing facility which expires on October 1, 2001; the Company may recognize special charges or experience increased costs in connection with securitizations or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; adverse changes in governmental regulations applicable to its business could negatively impact its business; the Company could suffer losses resulting from litigation; the captive Bermuda reinsurance subsidiary could experience significant losses; the Company could experience increased credit losses or higher delinquency rates on loans that it originates; negative changes in general economic conditions in its markets could adversely impact the Company; the Company could lose the services of its key management personnel; the Company may not be able to close its anticipated sale of subordinated securities for $58 million; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of sales centers); and any other factors that generally affect companies in its lines of business could also adversely impact the Company. Should the Company's underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Not applicable.

  PART II.     OTHER INFORMATION

Item 1.        Legal Proceedings
               ------------------

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

Item 2.        Change in Securities and Use of Proceeds
               ----------------------------------------

     The Company effected a one-for-five reverse stock split effective after the close of business on June 18, 2001.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

     At a special meeting of the shareholders held on Friday, June 8, 2001, the shareholders of the Company approved a one-for-five reverse stock split of the Company's common stock. There were 40,952,244 votes cast for the reverse stock split, 3,667,859 cast against the reverse stock split, 187,510 abstentions and no broker non-votes.


Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------

               a)  Exhibits

                   (2) Articles of Amendment to Articles of Incorporation of the Company, dated June 13, 2001.

                   (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt


               b)  Reports on Form 8-K


Items 3 and 5 are not applicable and are omitted.

                  OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001


                                            OAKWOOD HOMES CORPORATION




                                            BY:  /s/ Suzanne H. Wood
                                                 -------------------
                                                 Suzanne H. Wood
                                                 Executive Vice President
                                                 (Chief Financial Officer)
                                                 (Duly Authorized Officer)

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   EXHIBITS

                                   ITEM 6(a)

                                   FORM 10-Q

                               QUARTERLY REPORT


For the quarter ended                                  Commission File Number
June 30, 2001                                                  1-7444


                           OAKWOOD HOMES CORPORATION
                                 EXHIBIT INDEX

Exhibit No.                                  Exhibit Description
-----------                                  -------------------

     2 Articles of Amendment to Articles of Incorporation of the Company, dated June 13, 2001

     4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt