Form 10-Q/A
period 2001-06-30
OAKWOOD HOMES CORP
filed 2001-08-15
CIK 73609

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)

( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or (_)Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


                        Commission File Number: 1-7444

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                          ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 2001.

       Common Stock, Par Value $.50 Per Share . . . . . . . . .9,530,507

EXPLANATORY NOTE:

The Registrant is filing this Form 10-Q/A in order to include the cover page that was inadvertantly omitted from the Registrant's filing of the Form 10-Q on August 14, 2001.

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