Form 10-K
period 2001-09-30
OAKWOOD HOMES CORP
filed 2001-12-28
CIK 73609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

                          Commission file number 1-7444

                            OAKWOOD HOMES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             NORTH CAROLINA                             56-0985879
----------------------------------------   -------------------------------------
        (State of incorporation)           (I.R.S. Employer Identification No.)

   7800 McCloud Road, Greensboro, NC                    27409-9634
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)

Company's telephone number, including area code:  (336) 664-2400

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange on
          Title of Each Class                   Which Registered
          -------------------                   ----------------

        Common Stock, Par Value          New York Stock Exchange, Inc.
            $.50 Per Share

Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of shares of the Company's $.50 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of December 7, 2001 was $42,041,408.

         The number of issued and outstanding shares of the Company's $.50 par value Common Stock, its only outstanding class of common stock, as of December 7, 2001 was 9,528,300 shares.

         The indicated portions of the following documents are incorporated by reference into the indicated parts of this Annual Report on Form 10-K:

                                                             Parts Into Which
                 Incorporated Documents                        Incorporated
                 ----------------------                        ------------

         Annual Report to Shareholders for the                Parts I and II
         Fiscal Year Ended September 30, 2001

         Proxy Statement for the Annual Meeting of               Part III
         Shareholders to be held January 30, 2002

                                     PART I



ITEM 1.  BUSINESS.

         Oakwood Homes Corporation, a North Carolina corporation (the "Company"), which was founded in 1946, designs, manufactures and markets manufactured and modular homes and finances the majority of its retail sales. The Company also provides a variety of insurance products to its customers. The Company has seven manufacturing plants in Texas, six in North Carolina, five in Georgia, four in Indiana, three in Oregon, two in each of Arizona and Pennsylvania, and one in each of California, Colorado, Kansas, Minnesota and Tennessee. The foregoing includes seven idled and seven closed plants. Six of the seven closed plants are currently held for sale. The Company's manufactured homes are currently sold at retail through 299 Company owned and operated sales centers located primarily in the southeastern and southwestern United States and to over 700 independent retailers located throughout the United States. The Company sells insurance for customers choosing to purchase insurance and assumes a portion of the related underwriting risk through its captive reinsurance business.

Manufactured Homes

         The Company designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, one, two, three or four bedrooms and one or two bathrooms, and is equipped with a hot water heater and central heating. Some homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include a range and oven, refrigerator, beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, stereo systems, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Company are primarily sold under the registered trademarks "Oakwood," "Freedom," "House Smart," "Golden West," "Schult," "Crest," and "Marlette" and the trade name "Victory."

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

         The Company manufactures homes at twenty-seven plants located in Richfield (2), Rockwell (2) and Pine Bluff, North Carolina; Hillsboro (2), Killeen and Navasota (2), Texas; Moultrie (3), Georgia; Etna Green and Middlebury (2), Indiana; Albany and Hermiston (2), Oregon; Buckeye (2), Arizona; Lewistown and Milton, Pennsylvania; Perris, California; Plainville, Kansas; Redwood Falls, Minnesota; and Pulaksi, Tennessee. The foregoing includes seven idled plants.

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

Sales

         At September 30, 2001, the Company sold manufactured homes through 299 Company owned and operated sales centers located in 29 states primarily in the southeastern and southwestern United States. See "Properties - Manufactured Home Sales Centers." The Company opened one new sales center and closed 80 sales centers in fiscal 2001. Each of the Company's sales centers hires and trains sales personnel. Generally, each salesperson is paid a commission based on the gross margin of his or her sales and certain volume targets, and each general manager is paid a commission based on the profits of the sales center.

         The Company operates its sales centers primarily under the names Oakwood(R) Mobile Homes, Freedom Homes(R), House Smart(R) and Factory Certified Homes. At September 30, 2001, the Company also operated 36 factory certified home sales centers that sell primarily repossessed homes. At its sales centers, the Company sells homes manufactured by it as well as, to a substantially lesser extent, by other manufacturers. During fiscal 2001, substantially all the Company's retail sales of new homes were homes manufactured by the Company.

         The Company also sells used homes acquired in trade-ins. At September 30, 2001, the Company's inventory of used homes was 1,032 homes as compared to 1,211 homes at September 30, 2000. Used homes in inventory do not include repossessed units.

         The Company also sells its homes to approximately 700 independent retailers located throughout the United States. Sales to independent retail dealers accounted for approximately 35% of the Company's total dollar volume of sales in fiscal 2001 and fiscal 2000.

         During recent years, the Company has placed increased emphasis on the sale of multi-section homes. In fiscal 2001, the Company's retail sales of new multi-section homes represented 70% of the total number of new homes sold at retail, as compared to 64% in fiscal 2000.

         The retail sales price for new single-section homes sold by the Company in fiscal 2001 generally ranged from $15,000 to $57,000 with a mean sales price of approximately $30,600. The retail sales price of multi-section homes sold by the Company in fiscal 2001 generally ranged from $22,000 to $138,000, with a mean sales price of approximately $55,700.

         The Company's sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a majority of the homes manufactured by the Company are sold directly to retail customers, the Company does not believe its backlog of orders is material.

Company Retail Sales Financing

         A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 77% of the Company's retail unit sales in fiscal 2001 were financed by installment sale contracts or loans arranged by the Company, each of which provided for monthly payments generally over a period of 5 to 30 years. The remaining 23% of retail unit sales were paid for with cash or financing obtained from other sources.

         In fiscal 2001, 98% of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes were installment sales, or loans financed and warehoused by the Company for investment or later sale, and 2% were installment sales or loans financed by others without recourse to the Company. At September 30, 2001, the Company held installment sale contracts or loans with a principal balance of approximately $143 million and serviced an additional $4.642 billion principal balance of installment sale contracts or loans, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts owned by the Company and held for sale are pledged to financial institutions as collateral for loans to the Company.

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

         The Company's ability to finance installment sale contracts is dependent on the availability of funds to the Company. The Company obtains funds to finance installment sale contracts primarily through sales of real estate mortgage investment conduit ("REMIC") trust certificates to institutional investors. During fiscal 2001, the Company sold $849 million of REMIC securities. The Company generally has no credit exposure with respect to securitized contracts except (i) with respect to breaches of representations and warranties, (ii) to the extent of any retained interests in a REMIC, (iii) with respect to required servicer advances, (iv) with respect to the servicing fee (which is subordinated) and (v) with respect to any REMIC security the Company has guaranteed.

         The Company also obtains financing from time to time from loans insured by the Federal Housing Administration ("FHA"). These installment sale contracts may be permanently funded through the Government National Mortgage Association ("GNMA") pass-through program, under which the Company issues obligations guaranteed by GNMA. During fiscal 2001, the Company issued no obligations guaranteed by GNMA. FHA insurance minimizes the Company's exposure to losses on these credit sales.

         The Company uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing generally at fixed rates.

         In the past, the Company sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Company in the event of default by the buyer. The Company receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totaled $21,000 in fiscal 2001. The Company's contingent liability on installment sale contracts sold with full and limited recourse was approximately $16 million at September 30, 2001.

Independent Dealer Retail Sales Financing

         The Company provides permanent financing for homes sold by certain independent dealers that sell Company manufactured homes. During fiscal 2001, the Company financed approximately $134 million of the retail sales of these independent dealers.

         The Company from time to time considers the purchase of manufactured home installment sale portfolios originated by others as well as servicing rights to such portfolios. In fiscal 2001, the Company made no significant purchases.

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

         The Company maintains a reserve for estimated credit losses on installment sale contracts held prior to securitization and loans owned by the Company or sold to third parties with full or limited recourse. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for probable losses based on the Company's historical loss experience, current economic conditions and portfolio performance measures. For fiscal 2001, 2000, and 1999, as a result of expenses incurred due to defaults and repossessions, $9,031,000, $3,359,000, and $3,678,000 respectively, was charged to the reserve for losses on credit sales. The Company's reserve for losses on credit sales at September 30, 2001 was $3,399,000, as compared to $3,983,000 at September 30, 2000 and $3,546,000 at September 30, 1999.

         In fiscal 2001, 2000, and 1999, the Company repossessed 7,548, 8,666, and 7,830 homes, respectively, including 606, 732, and 854, respectively. At September 30, 2001 the Company had a total of 3,687 unsold properties in repossession or foreclosure compared to 2,603 and 2,417 at September 30, 2000 and 1999, respectively. The estimated net realizable value of unsold properties in repossession or foreclosure at September 30, 2001 was approximately $79 million. The net losses resulting from repossessions on Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 2001, 2000 and 1999 was 1.98%, 2.03%, and 1.72%, respectively.

         The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure during 2001, the Company has also increasingly made use of its assumption program as an alternative to foreclosure. Under this program, the Company obtains the cooperation of the defaulting obligor and endeavors to find a new buyer that meets the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor's loan. The costs of this program are borne by the Company and are reflected in consumer finance operating expenses. At September 30, 2001 the Company had 2,253 loans that were pending assumption under this program and are not included as unsold properties in repossession or foreclosure in the preceding paragraph.

         At September 30, 2001 and September 30, 2000, delinquent installment sale contracts and loans expressed as a percentage of the total number of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

                               Total Number Of Contracts                       Delinquency Percentage
                                       And Loans                                 September 30, 2001
                              ----------------------------    --------------------------------------------------------

                                                                 30 days        60 days        90 days        Total
                                                                 -------        -------        -------        -----
Company-serviced contracts
  and loans                        130,380(1)                     2.4%            1.1%           2.5%          6.0%

Contracts and loans sold
  with full recourse and
  serviced by others                 467                          1.1%            0.2%           1.9%          3.2%


                               Total Number Of Contracts                       Delinquency Percentage
                                       And Loans                                 September 30, 2000
                              ----------------------------    --------------------------------------------------------

                                                                 30 days        60 days        90 days        Total
                                                                 -------        -------        -------        -----
Company-serviced contracts
  and loans                       128,036 (1)                     2.0%            0.9%           1.6%          4.5%

Contracts and loans sold
  with full recourse and
  serviced by others
                                       781                        5.0%            1.9%           2.3%          9.2%

-------------------

(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

         At September 30, 2001 and September 30, 2000, delinquent installment sale contracts and loans expressed as a percentage of the total outstanding principal balance of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

                                      Total Value                               Delinquency Percentage
                                of Contracts and Loans                            September 30, 2001
                              ----------------------------    --------------------------------------------------------

                                                                 30 days        60 days         90 days        Total
                                                                 -------        -------         -------        -----
Company-serviced contracts
  and loans                        $4,755,147,000(1)              2.0%            1.0%           2.3%           5.3%

Contracts and loans sold
  with full recourse and
  serviced by others
                                   $    2,407,000                 1.4%            0.1%           1.0%           2.5%


                                      Total Value                               Delinquency Percentage
                                     Of Contracts                                 September 30, 2000
                              ----------------------------     -------------------------------------------------------

                                                                 30 days        60 days        90 days         Total
                                                                 -------        -------        -------         -----
Company-serviced contracts
  and loans                       $4,543,560,000 (1)              1.7%            0.8%           1.6%           4.1%

Contracts and loans sold
  with full recourse and
  serviced by others
                                  $    4,428,000                  5.1%            1.2%           1.1%           7.4%

(1) Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.


Independent Retailer Repurchase Obligations

         Substantially all of the independent retailers who purchase homes from the Company finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution generally requires the Company to enter into a repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Company agrees to repurchase homes at declining prices depending upon the age of the units. At September 30, 2001, the Company estimates that its contingent liability under these repurchase agreements was approximately $123 million. The Company's losses under these arrangements to date have not been significant.

Insurance

         On June 1, 1997, the Company ceased receiving commission income for acting as an agent for certain insurance companies with respect to homeowners insurance, credit life insurance and service contracts written for its customers, and entered the reinsurance business directly through its own captive reinsurer. This shift in activities enables the Company to participate more fully in what management believes to be the profitable income streams associated with the property and casualty insurance and service contract business than was possible under the prior commission-based insurance agency arrangement. As an insurance underwriter, the Company recognizes insurance premium revenues over the life of the related policies as a component of financial services revenue, with the associated claims expenses reflected in financial services operating expenses. Previously, insurance commission revenue was reported upon the sale of the policies by Oakwood's retail operations, and was included in other income.

         Due to this fundamental change in the Company's insurance business, earnings from insurance operations are now spread over the lives of the policies rather than being recognized in full when the policies are sold. Because reinsurance claims costs are recorded as insured events occur, underwriting reinsurance risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. The Company has purchased catastrophe reinsurance to reduce its underwriting exposure to natural disasters.

         Effective June 1, 2000 the Company entered into a quota share agreement designed to both reduce the levels of credit support to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements and also minimize its loss exposure from natural disasters (principally hurricane and flood related risks). The Company shares 50% of all risks on a quota share basis with American Bankers Insurance Company ("ABI"). Under this arrangement, which covers physical damage policies, the Company retro-cedes 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the Company receives a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience.

         Both the Company and ABI jointly share in the cost of, and jointly share in the protection provided by, a reinsurance placement that generally provides protection in excess of a single aggregate loss occurrence of $5 million from a single insured event. The reinsurers bear 95% of the next $25 million of losses. The Company and ABI share any aggregate loss in excess of $30 million from a single loss occurrence arising from a single insured event on a 50/50 basis. The catastrophe reinsurance is ceded with a number of reinsurers; approximately 80% of the catastrophe reinsurance is ceded on a multi-year basis with three reinsurers, with the balance placed annually with other reinsurers.

         In order to further reduce volatility and the required levels of credit support, effective August 1, 2000 the Company entered into a commission-based arrangement for its extended service contract line of business. Policies in force on August 1, 2000 will continue to earn out over the policy term, while the Company earns a commission on all business written after that date.

         Effective March 1, 2001 the Company entered into an agreement which amended the basis upon which credit life premiums are ceded. Under the terms of the agreement, all unearned credit life premiums and loss reserves were transferred back to the ceding company. Remaining premiums for policies in force at that date and premiums for new policies thereafter are ceded on an earned basis, rather than on a written basis. This agreement reduced the level of credit support required to maintain regulatory compliance.

Manufactured Housing Communities

         The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns land on which it intended to develop a manufactured housing subdivision in Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course which the Company sold in fiscal 1998. The Company intends to attempt to sell its remaining interests in the Pinehurst subdivision. The Company does not intend to commit any material resources to the land development business in the future, but may become involved in land development or lot purchases from time to time to facilitate retail and wholesale sales.

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

Financial Information About Industry Segments

         Financial information for each of the three fiscal years in the period ended September 30, 2001 with respect to the Company's operating segments is incorporated herein by reference to page 34 of the Company's 2001 Annual Report to Shareholders.

Employees

         At September 30, 2001, the Company employed 7,957 persons, of which 2,495 were engaged in sales and service, 4,328 in manufacturing, 549 in consumer finance, and 585 in executive, administrative and clerical positions.

ITEM 2.  PROPERTIES.

Offices

         The Company owns its executive office space in Greensboro, North Carolina. The Company also owns two additional office buildings, which formerly served as its executive office space, located in two adjacent three-story buildings in Greensboro, North Carolina. The Company leases office space in Texas, Arizona, Indiana, Washington and Florida. The Indiana, Washington and Florida offices were used by finance company operations that were closed during fiscal 2000 and 2001. This office space continues to be leased, subleased and/or marketed for potential buyout.

Manufacturing Facilities

         The location and ownership of the Company's production plants, including idled facilities, are as follows (certain locations have multiple plants):

                  Location                          Owned/Leased
                  --------                          ------------
          Hillsboro, Texas                             Owned
          Killeen, Texas                               Owned
          Navasota, Texas                              Owned
          Richfield, North Carolina                    Owned
          Rockwell, North Carolina                     Owned
          Pinebluff, North Carolina                    Owned
          Moultrie, Georgia                            Owned
          Etna Green, Indiana                          Owned
          Middlebury, Indiana                          Owned
          Buckeye, Arizona                             Owned
          Albany, Oregon                            Leased/Owned
          Hermiston, Oregon                            Owned
          Lewiston, Pennsylvania                       Owned
          Milton, Pennsylvania                         Owned
          Perris, California                           Owned
          Plainville, Kansas                           Owned
          Redwood Falls, Minnesota                     Owned
          Pulaski, Tennessee                           Leased

         The Company also has six manufacturing facilities that are currently being held for sale located in Gainsville and Ennis, Texas, Fort Morgan, Colorado, Moultrie, Georgia (2) and Etna Green, Indiana.

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

         The land and buildings at all of the facilities owned by the Company were subject to mortgages with an aggregate balance of $7,666,000 at September 30, 2001.

         Based on the Company's normal manufacturing schedule of one shift per day for a five-day week, the Company believes that its manufacturing lines, including those idled, have the capacity to produce approximately 63,400 floors annually, depending on product mix. During fiscal 2001 the Company manufactured 34,807 floors at its plants.

Manufactured Home Sales Centers

         The Company's manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Company operated 299 sales centers selling new and used homes at September 30, 2001 located in 29 states distributed as follows: North Carolina (50), Texas (47), Virginia (18), South Carolina (17), Tennessee (16), Georgia (13), Arizona (11), Alabama (10), Ohio (10), Washington (10), New Mexico
(9), Florida (8), Kentucky (8), Oregon (8), West Virginia (8), Mississippi (7), Arkansas (6), Colorado (6), Idaho (6), Louisiana (6), Missouri (6), Oklahoma
(5), Delaware (3), Nevada (3), Utah (3), Kansas (2), California (1), Michigan
(1) and Wyoming (1). When the Company's restructuring plan announced in the fourth quarter of 2001 is complete, the Company will operate approximately 245 sales centers selling new and used homes. Additionally, the Company operates 36 factory certified sales centers which sell repossessed homes.

         Thirty-six sales centers are on property owned by the Company and the other locations are leased by the Company for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Company during the year ended September 30, 2001 for the leased sales centers totaled approximately $15,121,000.

Manufactured Housing Communities

         The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Company intends to offer the property for sale.

ITEM 3.  LEGAL PROCEEDINGS.

         During fiscal 2000 two lawsuits were filed against the Company's subsidiaries, Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, LLC, and certain of their employees in the Circuit Court of Jefferson County, Mississippi. These lawsuits generally allege that the Company's subsidiaries and their employees engaged in various improper business practices including false advertising and misrepresentation of material facts relating to financing and insurance matters. In October 2000 the plaintiffs filed a motion to consolidate the two cases, add a large number of additional plaintiffs residing in various parts of the United States to the action and add the Company as a defendant. These motions were never ruled on by the trial judge. Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, LLC filed six separate suits in the United States District Court for the Southern District of Mississippi requesting the Court to enforce arbitration agreements signed by all but one of the original Jefferson County plaintiffs. In September 2001 a United States District Judge entered final judgments in each of the six cases ordering that the claims of the six Jefferson County plaintiffs against Oakwood Mobile Homes, Inc. and Oakwood Acceptance Corporation, LLC be submitted to arbitration. To date, none of those plaintiffs had initiated an arbitration proceeding. Based on the rulings by the United States District Judge, the Jefferson County Court Administrator has prepared orders to close the two Jefferson County cases as active files.

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

SEPARATE ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

         Information as to executive officers of the Company who are directors and nominees of the Company is incorporated herein by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 2002. Information as to the executive officers of the Company who are not directors or nominees is as follows:

Name                Age    Information About Officer
----                ---    -------------------------

Douglas R. Muir     47     Executive Vice President since September 2000; Senior
                           Vice President from 1994 to September 2000; Secretary since 1994; Treasurer since 1993; Partner, Price
                           Waterhouse LLP from 1988 to 1993.

Suzanne H. Wood     41     Executive Vice President and Chief Financial Officer
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

                                     PART II

ITEMS 5-8.

         Items 5, 7, 7A and 8 are incorporated herein by reference to pages 5 to 36 of the Company's 2001 Annual Report to Shareholders and to the sections captioned "Securities Exchange Listing" and "Shareholders" on the inside back cover page of the Company's 2001 Annual Report to Shareholders. Item 6 is incorporated herein by reference to the information captioned "Net sales," "Total revenues," "Income (loss) before cumulative effect of accounting changes," "Net income (loss)," "Earnings (loss) per share before cumulative effect of accounting changes--Basic and Diluted," "Earnings (loss) per share--Basic and Diluted," "Total assets," "Notes and bonds payable" and "Cash dividends per share" for each of the five fiscal years in the period ended September 30, 2001 on page 1 of the Company's 2001 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

         Not applicable.

                                    PART III

ITEMS 10-13.

         Items 10-13 are incorporated herein by reference to the sections captioned "Principal Holders of Common Stock and Holdings of Management," "Election of Directors," "Compensation Committee Interlocks and Insider Participation," "Certain Relationships and Related Party Transactions," "Executive Compensation," "Director Compensation," "Employment Arrangements" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held January 30, 2002 and to the separate item in Part I of this Annual Report on Form 10-K captioned "Executive Officers of the Company." Such Proxy Statement will be filed with the Commission prior to January 28, 2002.


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

         (a)      Financial Statements, Financial Statement Schedules and
                  Exhibits.

                  List the following documents filed as part of this report:

                  1.       Financial Statements.

                           The following financial statements of the Company are included as part of Exhibit 13 hereof:

                           Report of PricewaterhouseCoopers LLP

                           Consolidated Statements of Operations for the years ended September 30, 2001, 2000 and 1999

                           Consolidated Balance Sheets as of September 30, 2001 and 2000

                           Consolidated Statements of Cash Flows for the years ended September 30, 2001, 2000 and 1999

                           Consolidated Statement of Changes in Shareholders' Equity and Other Comprehensive Income for the years ended September 30, 2001, 2000 and 1999

                           Notes to Consolidated Financial Statements

                  2.       Financial Statement Schedules

                           See the accompanying Index to Financial Statement Schedules at page F-1.

                  3.       Exhibits

                  3.1 Restated Articles of Incorporation of the Company dated January 25, 1984 (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

                  3.2 Articles of Amendment to the Restated Articles of Incorporation of the Company dated February 18, 1988 (Exhibit 3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

                  3.3 Articles of Amendment to the Restated Articles of Incorporation of the Company dated April 23, 1992 (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

                  3.4 Articles of Amendment to the Restated Articles of Incorporation of the Company dated June 13, 2001 (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

                  3.5 Amended and Restated Bylaws of the Company adopted February 1, 1995 (Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

                  4.1 Shareholder Protection Rights Agreement dated August 22, 1991 between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

                  4.2 Amendment to Shareholder Protection Rights Agreement dated July 24, 2001 between the Company and First Union National Bank, N.A., as successor Rights Agent (Exhibit 2 to the Company's Registration Statement on Form 8-A/A filed August 2, 2001)

                  4.3 Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (filed herewith)

                  4.4 Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1999)

                  4.5 First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

         *        10.1     Oakwood Homes Corporation 1990 Director Stock Option
                           Plan (Exhibit 10.24 to the Company's Registration
                           Statement on Form S-2 filed on April 13, 1991)

         *        10.2     Oakwood Homes Corporation Key Employee Stock Plan
                           (Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 1996)

         *        10.3     Oakwood Homes Corporation 1997 Director Stock Option
                           Plan (Exhibit 10 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended March 31, 1998)

         *        10.4     Oakwood Homes Corporation Director Deferral Plan
                           (Exhibit 10.18 to the Company's Annual Report on Form
                           10-K for the year ended September 30, 1998)

         *        10.5     Form of Employment Agreement between the Company and
                           each of Robert A. Smith and Myles E. Standish
                           (Exhibit 10.19 to the Company's Annual Report on Form
                           10-K for the year ended September 30, 1998)

         *        10.6     Separation Agreement dated as of November 30, 2001
                           between the Company and Duane D. Daggett (filed herewith)

                  10.7 Sale and Servicing Agreement dated as of February 9, 2001 among Oak Leaf Holdings, LLC, as Depositor, OMI Note Trust 2001-A, as Issuer, Ginkgo Corporation, as Transferor, Oakwood Acceptance Corporation, as Seller and Servicer and The Chase Manhattan Bank, as Backup Servicer, Indenture Trustee and Custodian (Exhibit
                           99.2 to the Company's Current Report on Form 8-K filed March 8, 2001)

                  10.8 Class A Note Purchase Agreement dated as of February 9, 2001 among OMI Note Trust 2001-A, as Issuer, Oakwood Acceptance Corporation, as Seller and Servicer, Oak Leaf Holdings, LLC, as Depositor, Ginkgo Corporation as Transferor, the Purchaser parties thereto and Credit Suisse First Boston, New York Branch, as Agent (Exhibit 99.3 to the Company's Current Report on Form 8-K filed March 8, 2001)

                  10.9 Trust Agreement dated as of February 9, 2001 between Oak Leaf Holdings, LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (Exhibit 99.4 to the Company's Current Report on Form 8-K filed March 8,
                           2001)

                  10.10 Indenture dated as of February 9, 2001 between OMI Note Trust 2001-A, as Issuer, and The Chase Manhattan Bank, as Indenture Trustee (Exhibit 99.5 to the Company's Current Report on Form 8-K filed March 8,
                           2001)

                  10.11 Custodial Agreement dated as of February 9, 2001 by and among OMI Note Trust 2001-A, Credit Suisse First Boston, New York Branch, Oakwood Acceptance Corporation and The Chase Manhattan Bank (Exhibit
                           99.6 to the Company's Current Report on Form 8-K filed March 8, 2001)

                  10.12 Registration Rights Agreement dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit
                           99.7 to the Company's Current Report on Form 8-K filed March 8, 2001)

                  10.13 Warrant for Common Stock dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit
                           99.8 to the Company's Current Report on Form 8-K filed March 8, 2001)

                  13 Portions of the Company's 2001 Annual Report to Shareholders incorporated herein by reference (filed herewith)

                  21       List of the Company's subsidiaries (filed herewith)

                  23 Consent of PricewaterhouseCoopers LLP (filed herewith)

-------------

         * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

         (b) Reports on Form 8-K. On August 1, 2001, the Company filed a Current Report on Form 8-K in which it reported, pursuant to Item 5 thereof (Other Events), that it had issued a press release reporting results of operations for the third quarter of fiscal 2001, as well as other events including the sale of subordinated securities retained from prior loan securitizations, operational restructurings and certain executive management changes. No financial statements were filed as part of such Current Report on Form 8-K.

         (c)      Exhibits. See Item 14(a)(3).

         (d)      Financial Statement Schedules. See Item 14(a)(2).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OAKWOOD HOMES CORPORATION


                                          By:      /s/ Suzanne H. Wood
                                                   -----------------------------
                                                   Suzanne H. Wood
                                                   Executive Vice President and
                                                   Chief Financial Officer

Dated:  December 27, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

         Signature                                   Capacity                        Date



/s/ Myles E. Standish                       Director, Chief                     December 27, 2001
-----------------------------               Executive Officer and President
Myles E. Standish                           (Principal Executive Officer)


/s/ Duane D. Daggett                        Director and Vice Chairman          December 27, 2001
-----------------------------
Duane D. Daggett


/s/ Dennis I. Meyer                         Director and Chairman               December 27, 2001
-----------------------------
Dennis I. Meyer


/s/ Kermit G. Phillips, II                  Director                            December 27, 2001
-----------------------------
Kermit G. Phillips, II


/s/ Roger W. Schipke                        Director                            December 27, 2001
-----------------------------
Roger W. Schipke


/s/ Sabin C. Streeter                       Director                            December 27, 2001
-----------------------------
Sabin C. Streeter

/s/ Francis T. Vincent, Jr.                 Director                            December 27, 2001
-----------------------------
Francis T. Vincent, Jr.


/s/ Clarence W. Walker                      Director                            December 27, 2001
-----------------------------
Clarence W. Walker


/s/ H. Michael Weaver                       Director                            December 27, 2001
-----------------------------
H. Michael Weaver


/s/ Robert A. Smith                         Director, Executive Vice President, December 27, 2001
-----------------------------               Financial Operations
Robert A. Smith


/s/ Suzanne H. Wood                         Executive Vice President and        December 27, 2001
-----------------------------               Chief Financial Officer
Suzanne H. Wood                             (Principal Financial and
                                            Accounting Officer)

                            OAKWOOD HOMES CORPORATION

                     INDEX TO FINANCIAL STATEMENT SCHEDULES


         The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated November 13, 2001, appearing on pages 14 to 35 of the Company's 2001 Annual Report to Shareholders, are incorporated by reference in this Annual Report on Form 10-K. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6, 7, 7A and 8, the 2001 Annual Report to Shareholders is not deemed to be filed as part of this report. Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                                  PAGE
                                                                  ----

         Supplementary information to notes to
           consolidated financial statements                       F-2

                            OAKWOOD HOMES CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                      SUPPLEMENTARY INFORMATION TO NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS


The components of inventories are as follows:

                                 September 30,   September 30,    September 30,
                                      2001           2000              1999
                                 ------------    ------------     ------------
New manufactured homes           $171,859,000    $261,336,000     $364,770,000
Used manufactured homes            13,130,000      11,492,000       18,047,000
Homes in progress                   5,241,000       5,495,000        6,924,000
Land/Homes under development       12,770,000      14,328,000       14,318,000
Raw materials and supplies         25,572,000      30,352,000       39,539,000
                                 ------------    ------------     ------------
                                 $228,572,000    $323,003,000     $443,598,000
                                 ============    ============     ============

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D. C.

                                    EXHIBITS

                                  ITEM 14(a)(3)

                           ANNUAL REPORT ON FORM 10-K
                                                                     Commission
For the fiscal year ended                                            File Number
September 30, 2001                                                       1-7444

                            OAKWOOD HOMES CORPORATION

                                  EXHIBIT INDEX

Exhibit No.                     Exhibit Description
-----------                     -------------------

         3.1      Restated Articles of Incorporation of the Company dated
                  January 25, 1984 (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

         3.2      Articles of Amendment to the Restated Articles of
                  Incorporation of the Company dated February 18, 1988 (Exhibit
                  3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

         3.3      Articles of Amendment to the Restated Articles of
                  Incorporation of the Company dated April 23, 1992 (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

         3.4      Articles of Amendment to the Restated Articles of
                  Incorporation of the Company dated June 13, 2001 (Exhibit 2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

         3.5      Amended and Restated Bylaws of the Company adopted February 1,
                  1995 (Exhibit 3.2 to the Company's Quarterly Report on Form
                  10-Q for the quarter ended December 31, 1994)

         4.1 Shareholder Protection Rights Agreement dated August 22, 1991 between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

         4.2      Amendment to Shareholder Protection Rights Agreement dated
                  July 24, 2001 between the Company and First Union National
                  Bank, N.A., as successor Rights Agent (Exhibit 2 to the
                  Company's Registration Statement on Form 8-A/A filed August 2,
                  2001)

         4.3      Agreement to Furnish Copies of Instruments With Respect to
                  Long Term Debt (filed herewith)

         4.4 Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

         4.5 First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee
                  (Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

     *   10.1     Oakwood Homes Corporation 1990 Director Stock Option Plan
                  (Exhibit 10.24 to the Company's Registration Statement on Form
                  S-2 filed on April 13, 1991)

     *   10.2     Oakwood Homes Corporation Key Employee Stock Plan (Exhibit
                  10.2 to the Company's Quarterly Report on Form 10-Q for the
                  quarter ended June 30, 1996)

     *   10.3     Oakwood Homes Corporation 1997 Director Stock Option Plan
                  (Exhibit 10 to the Company's Quarterly Report on Form 10-Q for
                  the quarter ended March 31, 1998)

     *   10.4     Oakwood Homes Corporation Director Deferral Plan (Exhibit
                  10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998)

     *   10.5     Form of Employment Agreement between the Company and each of
                  Robert A. Smith and Myles E. Standish (Exhibit 10.19 to the
                  Company's Annual Report on Form 10-K for the year ended
                  September 30, 1998)

     *   10.6     Separation Agreement dated as of November 30, 2001 between the
                  Company and Duane D. Daggett (filed herewith)

         10.7 Sale and Servicing Agreement dated as of February 9, 2001 among Oak Leaf Holdings, LLC, as Depositor, OMI Note Trust
                  2001-A, as Issuer, Ginkgo Corporation, as Transferor, Oakwood
                  Acceptance Corporation, as Seller and Servicer and The Chase
                  Manhattan Bank, as Backup Servicer, Indenture Trustee and
                  Custodian (Exhibit 99.2 to the Company's Current Report on
                  Form 8-K filed March 8, 2001)

         10.8 Class A Note Purchase Agreement dated as of February 9, 2001 among OMI Note Trust 2001-A, as Issuer, Oakwood Acceptance
                  Corporation, as Seller and Servicer, Oak Leaf Holdings, LLC, as Depositor, Ginkgo Corporation as Transferor, the Purchaser parties thereto and Credit Suisse First Boston, New York
                  Branch, as Agent (Exhibit 99.3 to the Company's Current Report on Form 8-K filed March 8, 2001)

         10.9     Trust Agreement dated as of February 9, 2001 between Oak Leaf
                  Holdings, LLC, as Depositor, and Wilmington Trust Company, as
                  Owner

                  Trustee (Exhibit 99.4 to the Company's Current Report on Form
                  8-K filed March 8, 2001)

         10.10    Indenture dated as of February 9, 2001 between OMI Note Trust
                  2001-A, as Issuer, and The Chase Manhattan Bank, as Indenture
                  Trustee (Exhibit 99.5 to the Company's Current Report on Form
                  8-K filed March 8, 2001)

         10.11 Custodial Agreement dated as of February 9, 2001 by and among OMI Note Trust 2001-A, Credit Suisse First Boston, New York
                  Branch, Oakwood Acceptance Corporation and The Chase Manhattan
                  Bank (Exhibit 99.6 to the Company's Current Report on Form 8-K filed March 8, 2001)

         10.12 Registration Rights Agreement dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First
                  Boston International (Exhibit 99.7 to the Company's Current
                  Report on Form 8-K filed March 8, 2001)

         10.13 Warrant for Common Stock dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First
                  Boston International (Exhibit 99.8 to the Company's Current
                  Report on Form 8-K filed March 8, 2001)

         13 Portions of the Company's 2001 Annual Report to Shareholders incorporated herein by reference (filed herewith)

         21       List of the Company's subsidiaries (filed herewith)

         23       Consent of PricewaterhouseCoopers LLP (filed herewith)

-------------

         * Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.