Form 10-Q
period 2001-12-31
OAKWOOD HOMES CORP
filed 2002-02-14
CIK 73609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2001 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from         to
                                           -------    -------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of January 31, 2002.

         Common Stock, Par Value $.50 Per Share . . . . . . . 9,530,095

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)


                                                                     Three months ended
                                                                        December 31,
                                                                 -------------------------
                                                                    2001            2000
                                                                 ---------       ---------
Revenues
     Net sales                                                   $ 228,979       $ 278,344
     Financial services
        Consumer finance, net of impairment and
           valuation provisions                                     23,250             584
        Insurance                                                    7,626          10,079
                                                                 ---------       ---------
                                                                    30,876          10,663
     Other income                                                    2,149           2,347
                                                                 ---------       ---------
           Total revenues                                          262,004         291,354
                                                                 ---------       ---------

Costs and expenses
     Cost of sales                                                 176,616         219,271
     Selling, general and administrative expenses                   64,604          80,183
     Financial services operating expenses
        Consumer finance                                            13,341           9,271
        Insurance                                                    3,049           3,060
                                                                 ---------       ---------
                                                                    16,390          12,331
     Reversal of restructuring charges                                  --              --
     Provision for losses on credit sales                           11,405             750
     Interest expense                                                9,467          14,596
                                                                 ---------       ---------
           Total costs and expenses                                278,482         327,131
                                                                 ---------       ---------

Loss before income taxes and cumulative effect of
     accounting change                                             (16,478)        (35,777)
Provision for income taxes                                          (6,500)             --
                                                                 ---------       ---------
Loss before cumulative effect of accounting change                  (9,978)        (35,777)
                                                                 ---------       ---------

Cumulative effect of accounting change, net of income taxes             --         (14,590)
                                                                 ---------       ---------
Net loss                                                         $  (9,978)      $ (50,367)
                                                                 =========       =========

Loss per share:
     Loss before cumulative effect of accounting change
        Basic                                                    $   (1.05)      $   (3.81)
        Diluted                                                  $   (1.05)      $   (3.81)

     Net loss
        Basic                                                    $   (1.05)      $   (5.36)
        Diluted                                                  $   (1.05)      $   (5.36)

Dividends per share                                              $      --       $      --

Weighted average number of
     common shares outstanding
        Basic                                                        9,463           9,401
        Diluted                                                      9,463           9,401

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)


                                                     Three months ended
                                                        December 31,
                                                   ----------------------
                                                     2001          2000
                                                   -------       --------
Net loss                                           $(9,978)      $(50,367)
     Unrealized gains (losses) on  securities
        available for sale, net of tax               5,044           (713)
                                                   -------       --------

Comprehensive loss                                 $(4,934)      $(51,080)
                                                   =======       ========


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)


                                                               December 31,       September 30,
ASSETS                                                             2001                2001
                                                                ---------           ---------

Cash and cash equivalents                                       $  20,027           $  44,246
Loans and investments                                             150,068             199,403
Other receivables                                                 127,845             124,807
Inventories
        Manufactured homes                                        166,043             184,989
        Work-in-process, materials and supplies                    27,962              30,813
        Land/homes under development                               12,377              12,770
                                                                ---------           ---------
                                                                  206,382             228,572
Properties and facilities                                         202,907             208,798
Other assets                                                      120,991             116,464
                                                                ---------           ---------
                                                                $ 828,220           $ 922,290
                                                                =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                           $      --           $  47,500
Notes and bonds payable                                           323,107             323,120
Accounts payable and accrued liabilities                          208,037             250,658
Insurance reserves and unearned premiums                           15,996              17,322
Deferred income taxes                                               8,885               6,169
Other long-term obligations                                        38,293              38,750

Commitments and contingencies (Note 8)

Shareholders' equity
        Common stock, $.50 par value; 100,000,000
           shares authorized; 9,530,000 and 9,528,000
           shares issued and outstanding                            4,765               4,764
        Additional paid-in capital                                199,802             199,761
        Retained earnings                                          18,518              28,497
                                                                ---------           ---------
                                                                  223,085             233,022
        Accumulated other comprehensive income, net of
           income taxes of $6,497 and $3,780                       10,956               5,912
        Unearned compensation                                        (139)               (163)
                                                                ---------           ---------
                                                                  233,902             238,771
                                                                ---------           ---------
                                                                $ 828,220           $ 922,290
                                                                =========           =========


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                                                 Three months
                                                                                 December 31,
                                                                           ------------------------
                                                                              2001           2000
                                                                           ---------      ---------
Operating activities
  Net loss                                                                 $  (9,978)     $ (50,367)
  Adjustments to reconcile net loss to cash provided (used)
    by operating activities
     Cumulative effect of accounting change                                       --         14,590
     Depreciation and amortization                                             8,346         15,414
     Deferred income taxes                                                        --             --
     Provision for losses on credit sales, net of charge-offs                  2,906           (786)
     (Gains) losses on securities sold and loans sold or held for sale        (5,258)         3,679
     Impairment and valuation provisions                                         (55)         9,656
     Excess of cash received over REMIC residual income
        recognized (income recognized over cash received)                        826           (568)
     Reversal of restructuring charges                                            --             --
     Other                                                                    (2,276)          (689)
     Changes in assets and liabilities
        Other receivables                                                     (2,546)        22,673
        Inventories                                                           22,190         51,522
        Deferred insurance policy acquisition costs                              409         (4,011)
        Other assets                                                          (8,658)          (738)
        Accounts payable and accrued liabilities                             (39,553)       (52,221)
        Insurance reserves and unearned premiums                              (1,326)        (5,047)
        Other long-term obligations                                             (402)          (458)
                                                                           ---------      ---------
            Cash provided (used) by operations                               (35,375)         2,649
        Loans originated                                                    (167,803)      (257,448)
        Sale of loans                                                        223,880        205,972
        Principal receipts on loans                                            3,760          5,102
                                                                           ---------      ---------
            Cash provided (used) by operating activities                      24,462        (43,725)
                                                                           ---------      ---------

Investing activities
     Acquisition of properties and facilities                                   (670)        (3,222)
     Other                                                                        --           (162)
                                                                           ---------      ---------
           Cash used by investing activities                                    (670)        (3,384)
                                                                           ---------      ---------

Financing activities
     Net borrowings (repayments) on short-term credit facilities             (47,500)        59,491
     Payments on notes and bonds                                                (511)        (2,587)
                                                                           ---------      ---------
            Cash provided (used) by financing activities                     (48,011)        56,904
                                                                           ---------      ---------

Net increase (decrease) in cash and cash equivalents                         (24,219)         9,795

Cash and cash equivalents
     Beginning of period                                                      44,246         22,523
                                                                           ---------      ---------
     End of period                                                         $  20,027      $  32,318
                                                                           =========      =========


See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. The unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

         Unless otherwise indicated, all references to annual periods refer to fiscal years ended September 30.

2.       The components of loans and investments are as follows:


                                                                        December 31,          September 30,
                                                                            2001                  2001
                                                                         ---------             ---------
          (in thousands)

          Loans held for sale                                            $ 106,995             $ 163,085
          Loans held for investment                                          3,154                 2,974
          Less: reserve for uncollectible loans receivable                  (6,126)               (3,231)
                                                                         ---------             ---------
                         Total loans receivable                            104,023               162,828
                                                                         ---------             ---------

          Retained interests in REMIC securitizations
            available for sale, exclusive of loan
            servicing assets and liabilities, at fair value
              Regular interests                                             10,193                 7,619
              Residual interests                                            35,852                28,956
                                                                         ---------             ---------
                Total retained REMIC interests, at fair value
                  (amortized cost of $29,071 and $26,883)                   46,045                36,575
                                                                         ---------             ---------
                                                                         $ 150,068             $ 199,403
                                                                         =========             =========

         In October 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," which sets forth new accounting requirements for the recognition of impairment on REMIC interests arising from securitizations. Under the prior accounting rule, declines in the value of retained REMIC interests were recognized in earnings when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the retained interest. Under the new accounting rule, declines in value are recognized when both of the following occur: the fair value of the retained interest is less than its carrying value and the timing and/or amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value.

         The Company adopted EITF 99-20 as required on April 1, 2001 and accordingly recorded a cumulative effect of an accounting change of $2.3 million as of that date.

3. The Company's retained interests in securitizations are set forth below.

                                          December 31,     September 30,
                                              2001             2001
                                            -------          -------
                                                (in thousands)

         Regular interests                  $10,193          $ 7,619
         Residual interests                  35,852           28,956
         Net servicing liabilities           17,341           19,643
         Guarantee liabilities               36,050           36,180


         The Company estimates the fair value of the retained interests by determining the present value of the associated expected future cash flows using modeling techniques that incorporate estimates of key assumptions which include, but may not be limited to, prepayment speeds, net credit losses and interest rates used to discount cash flows.

         The valuation of retained interests is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from the Company's projections, it could have a material effect on the valuation of the Company's retained interests. Additionally, such valuation is determined by discounting cash flows over the entire expected life of the loans sold.

         The key economic assumptions used in measuring the initial retained interests resulting from securitizations completed in the quarter ended December 31, 2001 were as follows:

                                                                               December 31,
                                                                                    2001
                                                                               ------------

         Approximate weighted average life of loans (in years)                       5.1

         Approximate remaining assumed nondiscounted credit losses
          as a percentage of unpaid principal balance of loans                      11.2%

         Estimated actual plus projected credit losses as a percentage
          of original principal balance of loans                                    11.2%

         Approximate weighted average interest rate used
          to discount assumed residual cash flows                                   30.0%

         Approximate assumed weighted average constant
          prepayment rate as a percentage of unpaid
          principal balance                                                         15.7%

         The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

                                                                               December 31,           September 30,
                                                                                   2001                   2001
                                                                               ------------           -------------
                                                                                         (in thousands)
         Aggregate unpaid principal balance of loans                           $  4,892,417           $  4,854,849

         Weighted average interest rate of loans at period end                         11.2%                  11.0%

         Approximate assumed weighted average constant
          prepayment rate as a percentage of unpaid
          principal balance of loans                                                   16.6%                  16.8%

         Approximate remaining assumed nondiscounted
          credit losses as a percentage of unpaid
          principal balance of loans                                                   11.9%                  12.4%

         Approximate weighted average interest rate used
          to discount assumed residual cash flows                                      18.2%                  19.2%

         Interest rate used to discount assumed servicing asset
          cash flows                                                                   15.0%                  15.0%

         Interest rate used to discount assumed servicing liability
          cash flows                                                                    5.0%                   4.6%

         The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans and the interaction of assumptions. All data is based on weighted averages using unpaid or original principal balances of loans.

         The following table summarizes certain cash flows received from and paid to the securitization trusts during the quarter ended December 31, 2001:

                                                               December 31,
                                                                   2001
                                                               -------------
                                                               (in thousands)

         Proceeds from new securitizations                       $223,880
         Servicing fees received                                   12,044
         Net advances of principal and interest of trusts          11,923
         Guarantee payments                                           554
         Cash flow received on retained regular interests             360
         Cash flow received on retained residual interests          2,374

         Loans serviced by the Company and related loans past due 90 days or more at December 31, 2001, are set forth below:

                                             Total            Amount
                                           Principal       90 days or more
                                             Amount           Past Due
                                           ----------      ---------------
                                                 (in thousands)

         Loans held for sale               $  103,113          $  6,513
         Securitized loans                  4,892,417           371,024

4. The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):



                                                 Severance      Plant, sales
                                                 and other       center and
                                                termination       office             Asset
                                                  charges        closings          write-downs          Total
                                                ---------------------------------------------------------------

Original provision                              $ 7,350           $ 7,384           $ 11,192           $ 25,926
Payments and balance sheet charges               (1,707)             (141)           (11,192)           (13,040)
                                                ---------------------------------------------------------------
Balance 9/30/99                                   5,643             7,243                 --             12,886
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (810)           (2,750)                --             (3,560)
                                                ---------------------------------------------------------------
Balance 12/31/99                                  4,833             4,493                 --              9,326
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (550)           (1,183)                --             (1,733)
Reversal of restructuring charges                (2,912)           (1,439)                --             (4,351)
                                                ---------------------------------------------------------------
Balance 3/31/00                                   1,371             1,871                 --              3,242
                                                ---------------------------------------------------------------

Payments and balance sheet charges                  (81)             (685)               378               (388)
Reversal of restructuring charges                  (900)               (2)              (378)            (1,280)
                                                ---------------------------------------------------------------
Balance 6/30/00                                     390             1,184                 --              1,574
                                                ---------------------------------------------------------------

Additional provision                              1,974             1,780                 15              3,769
Payments and balance sheet charges               (1,505)           (1,277)               (15)            (2,797)
Reversal of restructuring charges                  (100)             (635)                --               (735)
                                                ---------------------------------------------------------------
Balance 9/30/00                                     759             1,052                 --              1,811
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (519)             (109)                --               (628)
                                                ---------------------------------------------------------------
Balance 12/31/00                                    240               943                 --              1,183
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (114)              (31)                --               (145)
                                                ---------------------------------------------------------------
Balance 3/31/01                                     126               912                 --              1,038
                                                ---------------------------------------------------------------

Payments and balance sheet charges                  (55)              (33)                --                (88)
                                                ---------------------------------------------------------------
Balance 6/30/01                                      71               879                 --                950
                                                ---------------------------------------------------------------

Additional provision                                681             4,702             12,460             17,843
Payments and balance sheet charges                  (41)           (1,339)           (12,460)           (13,840)
Reversal of 1999 restructuring charges              (30)              (45)                --                (75)
                                                ---------------------------------------------------------------
Balance 9/30/01                                     681             4,197                 --              4,878
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (145)             (743)                --               (888)
                                                ---------------------------------------------------------------
Balance 12/31/01                                $   536           $ 3,454           $     --           $  3,990
                                                ---------------------------------------------------------------

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

         During 2000 the Company reversed into income $6.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. During 2000 the Company also reevaluated its restructuring plans and determined that the losses associated with the closing of retail sales centers, the idling or closing of manufacturing plants, the disposition of certain assets and legal costs were less than anticipated and $3.5 million of the charges was reversed. During 2000 the Company recorded an additional $3.8 million charge, primarily related to severance costs associated with a reduction in headcount of 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

         During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. At December 31, 2001 only seven of these underperforming sales centers remained open while 23 were converted to centers that exclusively market repossessed inventory. The remainder were either sold or closed during the quarter ended December 31, 2001. The Company expects to complete these restructuring activities during the second quarter of 2002.

         Approximately $50,000 of the $4.0 million remaining in the restructuring reserve at December 31, 2001 related to provisions established prior to the fourth quarter of 2001.

         During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.


5. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                                Three months ended
                                                                   December 31,
                                                             ------------------------
                                                               2001             2000
                                                             -------         --------
(in thousands, except per share data)

Numerator in earnings (loss) per share calculation:
   Loss before cumulative effect of accounting
      change                                                 $(9,978)        $(35,777)
   Net loss                                                  $(9,978)        $(50,367)

Denominator in earnings (loss) per share calculation:
   Weighted average number of
      common shares outstanding                                9,463            9,401
   Unearned shares                                                --               --
                                                             -------         --------
   Denominator for basic EPS                                   9,463            9,401
   Dilutive effect of stock options and
      restricted shares computed using
      the treasury stock method                                   --               --
                                                             -------         --------
   Denominator for diluted EPS                                 9,463            9,401
                                                             =======         ========

Loss per share:
   Loss before cumulative effect of accounting
      change
      Basic                                                  $ (1.05)        $  (3.81)
                                                             =======         ========
      Diluted                                                $ (1.05)        $  (3.81)
                                                             =======         ========

   Net loss
      Basic                                                  $ (1.05)        $  (5.36)
                                                             =======         ========
      Diluted                                                $ (1.05)        $  (5.36)
                                                             =======         ========


         Stock options to purchase 641,291 and 851,741 shares of common stock and 36,534 and 117,900 unearned restricted shares at December 31, 2001 and 2000, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

6. During the first quarter of fiscal 2002, the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At December 31, 2001, OAR had approximately $38.6 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under

         Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("FAS 140").

7. The estimated principal payments under notes and bonds payable, assuming the reset debentures are fully redeemed by the holders on the June 1, 2002 redemption date, are $16.7 million, $0.9 million, $125.4 million, $0.8 million, $0.9 million for the 12 months ended December 31, 2002, 2003, 2004, 2005, and 2006, respectively and the balance is payable thereafter.

8. The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $16 million at December 31, 2001. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $240 million at December 31, 2001. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over the numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated potential obligations under such repurchase agreements approximated $105 million at December 31, 2001. Losses under these repurchase agreements have not been significant.

9. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                                    Three months ended
                                                      December 31,
                                               ---------------------------
(in thousands)                                    2001              2000
                                               ---------         ---------
Revenues
      Retail                                   $ 133,475         $ 197,914
      Manufacturing                              154,649           156,348
      Consumer finance                            23,250               584
      Insurance                                   10,890            12,767
      Eliminations/other                         (60,260)          (76,259)
                                               ---------         ---------
                                               $ 262,004         $ 291,354
                                               =========         =========

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                   $ (11,050)        $ (17,813)
      Manufacturing                                4,829             1,834
      Consumer finance                            (1,496)           (9,437)
      Insurance                                    4,577             7,019
      Eliminations/other                          (3,955)           (2,920)
                                               ---------         ---------
                                                  (7,095)          (21,317)
Interest expense                                  (9,467)          (14,596)
Investment income                                     84               136
                                               ---------         ---------
Income (loss) before income taxes
    and cumulative effect of accounting
    change                                     $ (16,478)        $ (35,777)
                                               =========         =========

Depreciation and amortization
      Retail                                   $   2,297         $   3,300
      Manufacturing                                3,832             4,322
      Consumer finance                               702             3,411
      Eliminations/other                           1,515             4,381
                                               ---------         ---------
                                               $   8,346         $  15,414
                                               =========         =========

Capital expenditures
      Retail                                   $      20         $     820
      Manufacturing                                  405               865
      Consumer finance                                82               944
      Eliminations/other                             163               593
                                               ---------         ---------
                                               $     670         $   3,222
                                               =========         =========


                                              December 31,      September 30,
                                                  2001              2001
                                               ---------         ---------
Identifiable assets
      Retail                                   $ 457,615         $ 478,976
      Manufacturing                              247,197           258,498
      Consumer finance                           304,198           384,244
      Insurance                                  123,452           123,405
      Eliminations/other                        (304,242)         (322,833)
                                               ---------         ---------
                                               $ 828,220         $ 922,290
                                               =========         =========

10. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are that goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The Company is required to adopt FAS 142 at the beginning of 2003. The Company has not yet determined the impact that this statement could have on its financial position or results of operations. However, the application of the non-amortization provisions of FAS 142 would be expected to result in a decrease of pre-tax loss in 2002. For the quarter ended December 31, 2001 amortization of intangible assets was approximately $1.2 million.

11. On June 18, 2001, the Company effected a one-for-five reverse stock split. All shares and per share amounts have been adjusted retroactively to give effect to the reverse split.

12. For the quarters ended December 31, 2001 and 2000 the Company reported net losses of $10.0 million and $50.4 million, respectively.

         These financial results reflect business conditions within the manufactured housing industry. The Company is currently operating in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. A decline in overall economic conditions has also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% and 22% during calendar years 2000 and 2001, respectively.

         The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts have continued through the first quarter of fiscal 2002 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $237.2 million reduction in inventories since September 1999, negatively affected the Company's reported earnings for fiscal years 2000 and 2001 and the first quarter of fiscal 2002. Management believes that, unless business conditions improve, the Company is likely to incur a loss in fiscal 2002; however, it plans to continue to manage operations to generate positive cash flow. The Company believes that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its credit facilities, which are described below, will provide sufficient liquidity to meet obligations, including potential repayment of the 8% reset debentures, and execute its business plan during the remainder of fiscal 2002.

         In the event of further deterioration in market conditions, the Company would take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operational assets.

         The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At December 31, 2001, the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from those anticipated, the Company will continue to curtail production by lowering production speed or idling additional production facilities.

         The Company's primary sources of liquidity include cash generated by operations, borrowing availability under its three credit facilities and its securitization program through which loans are sold into the asset-backed securities market.

         During 2001 the Company generated $47.5 million of cash from operating activities, principally as a result of a $94.4 million reduction in its inventories and the sale of substantially all subordinated asset-backed securities rated below BBB previously retained by the Company from prior securitizations. The sale of these subordinated securities was finalized during the fourth quarter of 2001 and generated $72.9 million of cash.

         Subsequent to the sale of the retained subordinated securities, the Company retired its $75 million revolving credit facility, which was scheduled to mature in October 2001. In connection with the retirement, approximately $9.0 million of cash held by the lenders in a cash collateral account was returned to the Company. The net cash proceeds from the sale of the retained subordinated securities and the release of the cash collateral more than offset the $75 million previously available under the revolving credit facility.

         The Company currently has in place three credit facilities that it believes are adequate to meet liquidity needs during fiscal 2002. During the second quarter of 2001, a newly formed, special purpose entity of the Company entered into a three-year, $200 million loan purchase facility with a financial institution. It provides for funding of up to 81% of qualifying loan principal balances held for sale. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, the Company issued to a sister company of the financial institution a warrant valued at $11.0 million to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.84 per share. The warrant, which is immediately exercisable, expires in February 2009.

         During the first quarter of fiscal 2002, the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At December 31, 2001, OAR had approximately $38.6 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under FAS 140.

         Subsequent to December 31, 2001, the Company closed a new $55 million revolving credit facility. The facility matures in January 2007 and is collateralized by substantially all assets of the Company excluding raw materials inventory and loans held for sale. The primary purposes of the facility are to support outstanding letters of credit of approximately $39 million and to provide additional cash borrowing capacity. The completion of this facility also freed up approximately $12 million of cash which was used to secure letters of credit. The agreement contains financial covenants which, among other things, specify minimum levels of tangible net worth and earnings before interest, taxes and depreciation and amortization, and limit capital expenditures. Borrowings outstanding under the facility will bear interest at the greater of prime plus 1.50% or 7%.

         The Company continues to generate liquidity through its securitization program. The retail financing of sales of the Company's products is an integral part of the Company's integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. Should the Company's ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. The Company's inability to find alternative sources of funding could have an adverse impact on the Company's liquidity and operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              RESULTS OF OPERATIONS


Three months ended December 31, 2001 compared to three months ended December 31, 2000

         The following table summarizes certain statistics for the quarters ended December 31, 2001 and 2000:

                                                          2001          2000
                                                        -------       -------
Retail sales (in millions)                              $ 131.7       $ 196.0
Wholesale sales (in millions)                           $  97.3       $  82.3
Total sales (in millions)                               $ 229.0       $ 278.3
Gross profit % - integrated operations                     28.9%         25.0%
Gross profit % - wholesale operations                      14.7%         12.0%
New single-section homes sold - retail                      590         1,257
New multi-section homes sold - retail                     1,856         2,778
Used homes sold - retail                                    235           310
New single-section homes sold - wholesale                   689           428
New multi-section homes sold - wholesale                  2,166         1,852
Average new single-section sales price - retail         $31,600       $30,300
Average new multi-section sales price - retail          $59,000       $55,400
Average new single-section sales price - wholesale      $19,100       $22,300
Average new multi-section sales price - wholesale       $38,800       $39,000
Weighted average retail sales centers
  open during the period                                    258           377


Net sales

The Company's sales volume continued to be adversely affected by extremely competitive industry conditions, fewer promotional programs and a reduction in the number of open sales centers during the quarter ended December 31, 2001. Retail sales dollar volume decreased 33%, reflecting a 39% decrease in new unit volume. This decrease was partially offset by increases of 4% and 6% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 76% of retail new unit sales compared to 69% in the quarter ended December 31, 2000. Average retail sales prices on single-section and multi-section homes increased as a result of fewer promotional programs targeted at selling older inventory models in the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000.

During the quarter ended December 31, 2001 the Company opened no new sales centers compared to one sales center during the quarter ended December 31, 2000. The Company closed 45 underperforming sales centers during the quarter ended December 31, 2001 and converted three sales centers to centers that exclusively market repossessed inventory. The closure or conversion of sales centers resulted principally from the Company's restructuring plan, which was announced during the fourth quarter of 2001 and is described below. During the quarter ended December 31, 2000 the Company closed three sales centers. At December 31, 2001 the Company had 251 retail sales centers open compared to 376 open at December 31, 2000. Total new retail sales dollars at sales centers open more than one year decreased 23% during the quarter ended December 31, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 18%, reflecting a 25% increase in unit volume. This increase was partially offset by a decrease in the average new unit sales prices of single-section and multi-section homes of 14% and 1%, respectively.

Gross profit

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations increased from 25.0% in the quarter ended December 31, 2000 to 28.9% in the quarter ended December 31, 2001 primarily as a result of improved manufacturing efficiencies and reduced promotional pricing associated with the Company's planned inventory reduction during the quarter ended December 31, 2001.

Gross profit margin - wholesale operations increased from 12.0% in the quarter ended December 31, 2000 to 14.7% in the quarter ended December 31, 2001 as a result of improved manufacturing efficiencies experienced during the quarter ended December 31, 2001.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                        Three months ended
                                                            December 31,
                                                     -------------------------
(in thousands)                                         2001              2000
                                                     --------         --------

Interest income                                      $  3,381         $ 10,176
Servicing fees                                         12,440            2,306
REMIC residual income                                   1,547            1,086

Gains (losses) on securities sold and
    loans sold or held for sale:
  Gain (loss) on sale of securities and loans           5,258             (940)
  Valuation (provision) reversal on loans
    held for sale                                          --           (2,739)
                                                     --------         --------
                                                        5,258           (3,679)
                                                     --------         --------

Impairment and valuation
    (provisions) reversal                                  55           (9,656)
Other                                                     569              351
                                                     --------         --------
                                                     $ 23,250         $    584
                                                     ========         ========

The decrease in interest income reflects decreased income on retained regular REMIC interests as a result of the sale of the majority of these assets during the fourth quarter of fiscal 2001, lower average outstanding balances of loans held for sale in the warehouse prior to securitization and lower average interest rates on loans held for sale in the warehouse prior to securitization. The lower average warehouse balances resulted from a decrease in loan originations and the timing of securitizations.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of higher overall servicing cash flows from the Company's securitizations. The timing and amount of servicing cash flows may vary based on the performance of loans in the securitizations and the number of repossessions liquidated.

In some instances, however, certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

The increase in REMIC residual income primarily reflects increased cash flows from certain retained residual interests as a result of decreased liquidations of repossessions in certain securitizations during the quarter.

The gain on sale of securities and loans during the quarter ended December 31, 2001 reflects the securitization of $172 million of installment sale contracts and mortgage loans. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

Impairment and valuation provisions are summarized as follows:


                                                     Three months ended
                                                        December 31,
                                                  -----------------------
(in thousands)                                       2001           2000
                                                  -------         ------
Impairment writedowns of residual
    REMIC interests                               $    --         $  144
Valuation allowances on servicing
    contracts                                          --          9,512
Additional provision for (amortization of)
    potential guarantee obligations on
    REMIC securities sold                             (55)            --
                                                  -------         ------
                                                  $   (55)        $9,656
                                                  =======         ======

The prior year charges generally resulted from changes in assumptions of credit losses on securitized loans. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

For the quarter ended December 31, 2001 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 1.63% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.88% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At December 31, 2001 the Company had a total of 4,108 unsold properties in repossession or foreclosure (approximately 3.24% of the total number of Oakwood originated serviced assets) compared to 3,687, 3,287 and 2,603 at September 30, 2001, December 31, 2000 and September 30, 2000, respectively (approximately 2.83%, 2.57% and 2.06%, respectively, of the total number of Oakwood originated serviced assets).

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company has also increasingly made use of its loan assumption program as an alternative to foreclosure. Under this program, the Company obtains the cooperation of the defaulting obligor and endeavors to find a new buyer that meets the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor's loan. The costs of this program for the quarter ended December 31, 2001 were $10.2 million and are reflected in provision for losses on credit sales. For the quarter ended December 31, 2000, the costs associated with the loan assumption program were insignificant. At December 31, 2001 and 2000 the Company had 2,626 and 143 loans, respectively, which were pending assumption under this program.

At December 31, 2001 the delinquency rate on Company originated loans was 6.7%, compared to 5.8% at December 31, 2000. Higher delinquency levels may result in increased repossessions and loan assumptions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 24.3% to $7.6 million in the quarter ended December 31, 2001 from $10.1 million in the quarter ended December 31, 2000. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trends experienced in 2001 and the first quarter of fiscal 2002 continue, insurance revenues may continue to decline in future periods.

Effective June 1, 2000 the Company entered into a quota share agreement that management believes reduces the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement reduced the levels of credit support, which take the form of letters of credit and/or cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under this arrangement, which covers physical damage policies, the Company retro-cedes 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the

Company receives a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As a result of the Company's favorable loss experience since the inception of the quota share agreement, the Company recognized incremental commissions of $1.7 million during the year ended September 30, 2001.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $15.6 million, or 19%, during the quarter ended December 31, 2001 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 28.2% in the quarter ended December 31, 2001 from 28.8% in the quarter ended December 31, 2000. The decrease is primarily due to ongoing cost containment measures and the closure of underperforming sales centers having a high ratio of fixed costs to sales.

Consumer finance operating expenses

Consumer finance operating expenses increased 44% during the quarter ended December 31, 2001 principally as a result of increased headcount.

Insurance operating expenses

Insurance operating costs remained relatively constant for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                 Severance      Plant, sales
                                                 and other       center and
                                                termination        office           Asset
                                                  charges         closings        write-downs           Total
                                                ---------------------------------------------------------------
Original provision                              $ 7,350           $ 7,384           $ 11,192           $ 25,926
Payments and balance sheet charges               (1,707)             (141)           (11,192)           (13,040)
                                                ---------------------------------------------------------------
Balance 9/30/99                                   5,643             7,243                 --             12,886
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (810)           (2,750)                --             (3,560)
                                                ---------------------------------------------------------------
Balance 12/31/99                                  4,833             4,493                 --              9,326
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (550)           (1,183)                --             (1,733)
Reversal of restructuring charges                (2,912)           (1,439)                --             (4,351)
                                                ---------------------------------------------------------------
Balance 3/31/00                                   1,371             1,871                 --              3,242
                                                ---------------------------------------------------------------

Payments and balance sheet charges                  (81)             (685)               378               (388)
Reversal of restructuring charges                  (900)               (2)              (378)            (1,280)
                                                ---------------------------------------------------------------
Balance 6/30/00                                     390             1,184                 --              1,574
                                                ---------------------------------------------------------------

Additional provision                              1,974             1,780                 15              3,769
Payments and balance sheet charges               (1,505)           (1,277)               (15)            (2,797)
Reversal of restructuring charges                  (100)             (635)                --               (735)
                                                ---------------------------------------------------------------
Balance 9/30/00                                     759             1,052                 --              1,811
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (519)             (109)                --               (628)
                                                ---------------------------------------------------------------
Balance 12/31/00                                    240               943                 --              1,183
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (114)              (31)                --               (145)
                                                ---------------------------------------------------------------
Balance 3/31/01                                     126               912                 --              1,038
                                                ---------------------------------------------------------------

Payments and balance sheet charges                  (55)              (33)                --                (88)
                                                ---------------------------------------------------------------
Balance 6/30/01                                      71               879                 --                950
                                                ---------------------------------------------------------------

Additional provision                                681             4,702             12,460             17,843
Payments and balance sheet charges                  (41)           (1,339)           (12,460)           (13,840)
Reversal of 1999 restructuring charges              (30)              (45)                --                (75)
                                                ---------------------------------------------------------------
Balance 9/30/01                                     681             4,197                 --              4,878
                                                ---------------------------------------------------------------

Payments and balance sheet charges                 (145)             (743)                --               (888)
                                                ---------------------------------------------------------------
Balance 12/31/01                                $   536           $ 3,454           $     --           $  3,990
                                                ---------------------------------------------------------------

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

During 2000 the Company reversed into income $6.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. During 2000 the Company also reevaluated its restructuring plans and determined that the losses associated with the closing of retail sales centers, the idling or closing of manufacturing plants, the disposition of certain assets and legal costs were less than anticipated and $3.5 million of the charges was reversed. During 2000 the Company recorded an additional $3.8 million charge, primarily related to severance costs associated with a reduction in headcount of 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. At December 31, 2001 only seven of these underperforming sales centers remained open while 23 were converted to centers that exclusively market repossessed inventory. The remainder were either sold or closed during the quarter ended December 31, 2001. The Company expects to complete these restructuring activities during the second quarter of 2002.

Approximately $50,000 of the $4.0 million remaining in the restructuring reserve at December 31, 2001 related to provisions established prior to the fourth quarter of 2001.

During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.

Interest expense

Interest expense for the quarter ended December 31, 2001 decreased $5.1 million, or 35%, from the first quarter of fiscal 2001 due to lower average balances outstanding on short-term credit facilities during the quarter ended December 31, 2001.

Income taxes

For the quarter ended December 31, 2001, the Company recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

The Company has operated at a loss in its three most recent fiscal years and in the quarter ended December 31, 2001. Because management believes difficult competitive conditions may continue for the foreseeable future, management believes that under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS

109"), it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company's results for the quarter ended December 31, 2001 do not reflect a benefit from income taxes other than described above, notwithstanding the fact that the Company reported a loss for the period.

Cumulative effect of accounting change

Effective October 1, 2000 the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") and recorded a charge of $14.6 million as a cumulative effect of an accounting change as of that date. Under its previous accounting policy, the Company recognized revenue for the majority of retail sales upon closing, which included execution of loan documents and related paperwork and receipt of the customer's down payment. In adopting the provisions of SAB 101, the Company changed its revenue recognition policy on these retail sales to a method based on placement of the home at the customer's site and completion of all contractual obligations. As required by SAB 101 the Company has restated its previously reported financial statements for the first quarter of 2001 to include the cumulated effect of the accounting change and to apply the provisions of SAB 101 to the quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the quarters ended December 31, 2001 and 2000 the Company reported net losses of $10.0 million and $50.4 million, respectively.

These financial results reflect business conditions within the manufactured housing industry. The Company is currently operating in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. A decline in overall economic conditions has also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% and 22% during calendar years 2000 and 2001, respectively.

The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts have continued through the first quarter of fiscal 2002 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $237.2 million reduction in inventories since September 1999, negatively affected the Company's reported earnings for fiscal years 2000 and 2001 and the first quarter of fiscal 2002. Management believes that, unless business conditions improve, the Company is likely to incur a loss in fiscal 2002; however, it plans to continue to manage operations to generate positive cash flow. The Company believes that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its credit facilities, which are described below, will provide sufficient liquidity to meet obligations, including potential repayment of the 8% reset debentures, and execute its business plan during the remainder of fiscal 2002.

In the event of further deterioration in market conditions, the Company would take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operational assets.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At December 31, 2001, the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from those anticipated, the Company will continue to curtail production by lowering production speed or idling additional production facilities.

The Company's primary sources of liquidity include cash generated by operations, borrowing availability under its three credit facilities and its securitization program through which loans are sold into the asset-backed securities market.

During 2001 the Company generated $47.5 million of cash from operating activities, principally as a result of a $94.4 million reduction in its inventories and the sale of substantially all subordinated asset-backed securities rated below BBB previously retained by the Company from prior securitizations. The sale of these subordinated securities was finalized during the fourth quarter of 2001 and generated $72.9 million of cash.

Subsequent to the sale of the retained subordinated securities, the Company retired its $75 million revolving credit facility, which was scheduled to mature in October 2001. In connection with the retirement, approximately $9.0 million of cash held by the lenders in a cash collateral account was returned to the Company. The net cash proceeds from the sale of the retained subordinated securities and the release of the cash collateral more than offset the $75 million previously available under the revolving credit facility.

The Company currently has in place three credit facilities that it believes are adequate to meet liquidity needs during fiscal 2002. During the second quarter of 2001, a newly formed, special purpose entity of the Company entered into a three-year, $200 million loan purchase facility with a financial institution. It provides for funding of up to 81% of qualifying loan principal balances held for sale. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, the Company issued to a sister company of the financial institution a warrant valued at $11.0 million to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.84 per share. The warrant, which is immediately exercisable, expires in February 2009.

During the first quarter of fiscal 2002, the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At December 31, 2001, OAR had approximately $38.6 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under FAS 140.

Subsequent to December 31, 2001, the Company closed a new $55 million revolving credit facility. The facility matures in January 2007 and is collateralized by substantially all assets of the Company excluding raw materials inventory and loans held for sale. The primary purposes of the facility are to support outstanding letters of credit of approximately $39 million and to provide additional cash borrowing capacity. The completion of this facility also freed up approximately $12 million of cash used to secure letters of credit. The agreement contains financial covenants which, among other things, specify minimum levels of tangible net worth and earnings before interest, taxes and depreciation and amortization, and limit capital expenditures. Borrowings outstanding under the facility will bear interest at the greater of prime plus 1.50% or 7%.

The Company continues to generate liquidity through its securitization program. The retail financing of sales of the Company's products is an integral part of the Company's integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. Should the Company's ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. The Company's inability to find alternative sources of funding could have an adverse impact on the Company's liquidity and operations.

The Company, from time to time, has retained certain subordinated securities from its securitizations. At December 31, 2001 the Company owned such subordinated asset-backed securities having a carrying value of $8.4 million associated with the August and December 2001 securitizations, as well as securities having a carrying value of $1.8 million from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could adversely impact the Company's liquidity and operations.

At December 31, 2001 the Company was in compliance with all covenants contained in its debt agreements.

The Company estimates that in 2002 capital expenditures will approximate $14 million comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

The decrease in loans and investments from September 30, 2001 principally reflects a decrease in loans held for sale from $163 million at September 30, 2001 to $107 million at December 31, 2001. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.


FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information based on the beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, statements relating to the Company's expectation that it will sell a number of the underperforming retail centers that it is closing to independent retailers who will continue to sell the Company's products; the expectation that it will convert other underperforming sales centers to stores that exclusively sell repossessed homes; the expectation that the Company will complete its restructuring activities during the second quarter of 2002; the belief that it will continue to operate other underperforming sales centers that are not sold or converted to liquidate their inventory; the belief that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its existing credit facilities, will provide sufficient liquidity to meet its obligations, including potential repayment of the 8% reset debentures, and to execute its business plan during 2002; the plan to negotiate an additional credit facility in 2002; the intention to continue to manage operations to generate positive cash flow even though it expects to incur a loss during 2002; the intention to take additional steps to protect liquidity and manage cash flow in the event of further deterioration in market conditions; the intention to continue to adjust production capacity in line with demand thereby enabling it to produce homes at a rate that will allow the Company to lower its inventories; the intention to continue to curtail production by lowering production speed or idling additional production facilities if market conditions worsen from those anticipated; and the reduction in the Company's insurance underwriting exposure as a result of the quota share agreement and its purchase of catastrophe reinsurance. Words like "believe," "expect," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its operations; the Company may recognize special charges or experience increased costs in connection with securitizations or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of underperforming sales centers); adverse changes in governmental regulations applicable to its business could negatively impact the Company; it could suffer losses resulting from litigation (including shareholder class actions or other class action suits); the captive Bermuda reinsurance subsidiary could experience significant losses; the Company could experience increased credit losses or higher delinquency rates on loans originated; negative changes in general economic conditions in its markets could adversely impact the Company; it could lose the services of its key management personnel; and any other factors that generally affect companies in these lines of business could also adversely impact the Company. Should the Company's underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

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


Item 4.             Submission of Matters to a Vote of Security Holders


      At the Annual Meeting of Shareholders of the Registrant held on January 30, 2002, the shareholders elected Sabin C. Streeter as a director for a term expiring in 2005 and ratified the selection of PricewaterhouseCoopers LLP as independent accountants. The following table sets forth the votes on each such matter:

                                                                                            BROKER
                                          FOR            AGAINST           ABSTAIN         NON-VOTES
                                          ---            -------           -------         ---------
Election of Director
(by nominee)
Sabin C. Streeter                      8,482,170               --          153,217          897,493

Approval of selection of
PricewaterhouseCoopers LLP as
Independent Accountants                8,498,356          121,257           15,774          897,493

Item 6.              Exhibits and Reports on Form 8-K

                      a)   Exhibits

                           (3) Amended and Restated Bylaws of Oakwood Homes Corporation

                           (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

                           (10.1)   Note Purchase Agreement dated as of
                                    September 28, 2001 by and among Oakwood
                                    Advance Receivables Company, L.L.C. and the
                                    Purchasers listed on Schedule I attached thereto

                           (10.2) Indenture by and among Oakwood Advance Receivables Company, L.L.C. as Issuer and The Chase Manhattan Bank as Trustee, Verification Agent and Paying Agent and Oakwood Acceptance Corporation, individually and as REMIC Servicer, dated as of September 28, 2001

                           (10.3) Receivables Contribution Agreement by and between Oakwood Acceptance Corporation as Seller and Oakwood Advance Receivables Company, L.L.C. as Issuer, dated September 28, 2001

                      b)   Reports on Form 8-K

                           None



Items 2, 3 and 5 are not applicable and are omitted.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  February 14, 2002


                                          OAKWOOD HOMES CORPORATION




                                          BY:  /s/  Suzanne H. Wood
                                               ---------------------
                                               Suzanne H. Wood
                                               Executive Vice President and
                                               Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                                 Commission File Number
   December 31, 2001                                            1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX


            Exhibit No.                     Exhibit Description
            -----------                     -------------------

               3              Amended and Restated Bylaws of Oakwood Homes
                              Corporation

               4              Agreement to Furnish Copies of Instruments with
                              Respect to Long-term Debt

               10.1           Note Purchase Agreement dated as of September 28,
                              2001 by and among Oakwood Advance Receivables
                              Company, L.L.C. and the Purchasers listed on
                              Schedule I attached thereto

               10.2           Indenture by and among Oakwood Advance Receivables
                              Company, L.L.C. as Issuer and The Chase Manhattan
                              Bank as Trustee, Verification Agent and Paying
                              Agent and Oakwood Acceptance Corporation, individually and as REMIC Servicer, dated as of September 28, 2001

               10.3           Receivables Contribution Agreement by and between
                              Oakwood Acceptance Corporation as Seller and
                              Oakwood Advance Receivables Company, L.L.C. as
                              Issuer, dated September 28, 2001
