Form 10-Q
period 2002-03-31
OAKWOOD HOMES CORP
filed 2002-05-15
CIK 73609

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2002 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934 for the transition period from            to
                                           ----------    ----------

                         Commission File Number: 1-7444

                           OAKWOOD HOMES CORPORATION
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        North Carolina                                           56-0985879
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


            7800 McCloud Road, Greensboro, North Carolina 27409-9634
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

          Post Office Box 27081, Greensboro, North Carolina 27425-7081
          ------------------------------------------------------------
                (Mailing Address of Principal Executive Offices)

                                 (336) 664-2400
          ------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                      N/A
          ------------------------------------------------------------
                    (Former Name, Former Address and Former
                  Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of April 30, 2002.

        Common Stock, Par Value $.50 Per Share ............. 9,529,691

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                                                    Three months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  2002              2001
                                                                                ---------         ---------
Revenues
     Net sales                                                                  $ 205,081         $ 221,207
     Financial services
        Consumer finance, net of impairment and
           valuation provisions                                                    11,420            23,702
        Insurance                                                                   7,348             9,410
                                                                                ---------         ---------
                                                                                   18,768            33,112
     Other income                                                                   1,641             2,136
                                                                                ---------         ---------
           Total revenues                                                         225,490           256,455
                                                                                ---------         ---------

Costs and expenses
     Cost of sales                                                                154,948           179,027
     Selling, general and administrative expenses                                  63,168            72,916
     Financial services operating expenses
        Consumer finance                                                           13,392            10,276
        Insurance                                                                   3,123             4,674
                                                                                ---------         ---------
                                                                                   16,515            14,950
     Reversal of restructuring charges                                             (2,071)               --
     Provision for losses on credit sales                                          25,007             2,250
     Interest expense                                                               9,863            13,219
                                                                                ---------         ---------
           Total costs and expenses                                               267,430           282,362
                                                                                ---------         ---------


Loss before income taxes                                                          (41,940)          (25,907)
Provision for income taxes (Note 14)                                              (72,229)               --
                                                                                ---------         ---------

Net income (loss)                                                               $  30,289         $ (25,907)
                                                                                =========         =========

Net income (loss) per share
        Basic                                                                   $    3.19         $   (2.75)
        Diluted                                                                 $    3.16         $   (2.75)

Weighted average number of
     common shares outstanding
        Basic                                                                       9,493             9,421
        Diluted                                                                     9,578             9,421

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                                                     Six months ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  2002              2001
                                                                                ---------         ---------
Revenues
     Net sales                                                                  $ 434,060         $ 499,551
     Financial services revenues
        Consumer finance, net of impairment and
           valuation provisions                                                    34,670            24,286
        Insurance                                                                  14,974            19,489
                                                                                ---------         ---------
                                                                                   49,644            43,775
     Other income                                                                   3,790             4,483
                                                                                ---------         ---------
           Total revenues                                                         487,494           547,809
                                                                                ---------         ---------

Costs and expenses
     Cost of sales                                                                331,564           398,298
     Selling, general and administrative expenses                                 127,772           153,099
     Financial services operating expenses
        Consumer finance                                                           26,733            19,547
        Insurance                                                                   6,172             7,734
                                                                                ---------         ---------
                                                                                   32,905            27,281
     Reversal of restructuring charges                                             (2,071)               --
     Provision for losses on credit sales                                          36,412             3,000
     Interest expense                                                              19,330            27,815
                                                                                ---------         ---------
           Total costs and expenses                                               545,912           609,493
                                                                                ---------         ---------

Loss before income taxes and cumulative effect of
     accounting change                                                            (58,418)          (61,684)
Provision for income taxes (Note 14)                                              (78,729)               --
                                                                                ---------         ---------
Income (loss) before cumulative effect of accounting change                        20,311           (61,684)
                                                                                ---------         ---------

Cumulative effect of accounting change, net of income taxes                            --           (14,590)
                                                                                ---------         ---------
Net income (loss)                                                               $  20,311         $ (76,274)
                                                                                =========         =========

Income (loss) per share:
     Income (loss) before cumulative effect of accounting change
        Basic                                                                   $    2.14         $   (6.55)
        Diluted                                                                 $    2.13         $   (6.55)

     Net income (loss)
        Basic                                                                   $    2.14         $   (8.10)
        Diluted                                                                 $    2.13         $   (8.10)

Weighted average number of
     common shares outstanding
        Basic                                                                       9,478             9,411
        Diluted                                                                     9,520             9,411

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)

                                                                       Three months ended                Six months ended
                                                                            March 31,                        March 31,
                                                                    -------------------------         -----------------------
                                                                      2002             2001             2002           2001
                                                                    --------         --------         -------        --------
Net income (loss)                                                   $ 30,289         $(25,907)        $20,311        $(76,274)
     Unrealized gains (losses) on securities
        available for sale, net of tax                                  (928)           3,041           4,116           2,328
                                                                    --------         --------         -------        --------

Comprehensive income (loss)                                         $ 29,361         $(22,866)        $24,427        $(73,946)
                                                                    ========         ========         =======        ========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                                                March 31,       September 30,
                                                                                  2002              2001
                                                                                ---------       -------------
ASSETS

Cash and cash equivalents                                                       $  25,892         $  44,246
Loans and investments                                                             169,366           199,403
Other receivables                                                                 188,063           124,807
Inventories
        Manufactured homes                                                        163,503           184,989
        Work-in-process, materials and supplies                                    31,144            30,813
        Land/homes under development                                               12,185            12,770
                                                                                ---------         ---------
                                                                                  206,832           228,572
Properties and facilities                                                         200,135           208,798
Other assets                                                                      107,360           116,464
                                                                                ---------         ---------
                                                                                $ 897,648         $ 922,290
                                                                                =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                                           $  41,000         $  47,500
Notes and bonds payable                                                           322,912           323,120
Accounts payable and accrued liabilities                                          209,863           250,658
Insurance reserves and unearned premiums                                           15,253            17,322
Deferred income taxes                                                               6,169             6,169
Other long-term obligations                                                        39,122            38,750

Commitments and contingencies (Note 10)

Shareholders' equity
        Common stock, $.50 par value; 100,000,000
           shares authorized; 9,529,000 and 9,528,000
           shares issued and outstanding                                            4,765             4,764
        Additional paid-in capital                                                199,804           199,761
        Retained earnings                                                          48,808            28,497
                                                                                ---------         ---------
                                                                                  253,377           233,022
        Accumulated other comprehensive income                                     10,028             5,912
        Unearned compensation                                                         (76)             (163)
                                                                                ---------         ---------
                                                                                  263,329           238,771
                                                                                ---------         ---------
                                                                                $ 897,648         $ 922,290
                                                                                =========         =========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (in thousands)

                                                                                                Six months
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                          2002              2001
                                                                                        ---------         ---------
Operating activities
     Net income (loss)                                                                  $  20,311         $ (76,274)
     Adjustments to reconcile net income (loss) to cash provided (used)
       by operating activities
        Cumulative effect of accounting change                                                 --            14,590
        Depreciation and amortization                                                      16,484            28,595
        Deferred income taxes                                                                  --                --
        Provision for losses on credit sales, net of charge-offs                            1,100            (2,231)
        Gains on securities sold and loans sold or held for sale                           (3,318)             (887)
        Impairment and valuation provisions                                                 1,114            10,088
        Excess of cash received over REMIC residual income
           recognized (income recognized over cash received)                                2,148            (1,163)
        Reversal of restructuring charges                                                  (2,071)               --
        Other                                                                              (3,550)           (3,600)
        Changes in assets and liabilities
           Other receivables                                                              (61,219)           13,573
           Inventories                                                                     21,740            74,277
           Deferred insurance policy acquisition costs                                        694               603
           Other assets                                                                       516            (3,420)
           Accounts payable and accrued liabilities                                       (32,297)          (41,617)
           Insurance reserves and unearned premiums                                        (2,069)          (26,381)
           Other long-term obligations                                                       (189)           (2,153)
                                                                                        ---------         ---------
               Cash used by operations                                                    (40,606)          (16,000)
           Loans originated                                                              (354,372)         (434,096)
           Sale of loans                                                                  381,427           483,965
           Principal receipts on loans                                                      7,363             8,671
                                                                                        ---------         ---------
               Cash provided (used) by operating activities                                (6,188)           42,540
                                                                                        ---------         ---------

Investing activities
        Acquisition of properties and facilities                                           (4,939)           (6,560)
        Other                                                                                  --            (1,112)
                                                                                        ---------         ---------
              Cash used by investing activities                                            (4,939)           (7,672)
                                                                                        ---------         ---------

Financing activities
        Net repayments on short-term credit facilities                                     (6,500)          (35,476)
        Payments on notes and bonds                                                          (735)           (3,385)
        Proceeds from exercise of stock options                                                 8                --
                                                                                        ---------         ---------
               Cash used by financing activities                                           (7,227)          (38,861)
                                                                                        ---------         ---------

Net decrease in cash and cash equivalents                                                 (18,354)           (3,993)

Cash and cash equivalents
        Beginning of period                                                                44,246            22,523
                                                                                        ---------         ---------
        End of period                                                                   $  25,892         $  18,530
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

2. Effective October 1, 2000 the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and recorded a charge of $14.6 million, or $1.55 per share, as a cumulative effect of an accounting change as of that date. The Company has restated quarterly amounts previously reported for 2001.

3.       The components of loans and investments are as follows:

                                                                                March 31,       September 30,
                                                                                  2002              2001
                                                                                ---------       -------------
(in thousands)

Loans held for sale                                                             $ 136,930         $ 163,085
Loans held for investment                                                           3,174             2,974
Less:  reserve for uncollectible loans receivable                                  (4,395)           (3,231)
                                                                                ---------         ---------
               Total loans receivable                                             135,709           162,828
                                                                                ---------         ---------

Retained interests in REMIC securitizations
   available for sale, exclusive of loan
   servicing assets and liabilities, at fair value
        Regular interests                                                           1,769             7,619
        Residual interests                                                         31,888            28,956
                                                                                ---------         ---------
            Total retained REMIC interests, at fair value
              (amortized cost of $19,847 and $26,883)                              33,657            36,575
                                                                                ---------         ---------
                                                                                $ 169,366         $ 199,403
                                                                                =========         =========

4. The following table summarizes the transactions reflected in the reserve for credit losses:

                                                                       Three months ended                Six months ended
                                                                            March 31,                        March 31,
                                                                    ------------------------         ------------------------
                                                                      2002             2001            2002             2001
                                                                    --------         -------         --------         -------
(in thousands)
Balance at beginning of period                                      $  6,305         $ 3,197         $  3,399         $ 3,983
Provision for losses on credit sales                                  25,007           2,250           36,412           3,000
Losses charged to the reserve                                        (26,813)         (3,695)         (35,312)         (5,231)
                                                                    --------         -------         --------         -------
Balance at end of period                                            $  4,499         $ 1,752         $  4,499         $ 1,752
                                                                    ========         =======         ========         =======

         The provision for losses and losses charged to the reserve reflect costs associated with the Company's loan assumption program, which is more fully described in the "Consumer Finance Revenues" and "Liquidity and Capital Resources" sections of Management's Discussion and Analysis. The Company increasingly has made use of this program since its inception in the second quarter of 2001.

         The reserve for credit losses is reflected in the consolidated balance sheet as follows:

                                                                               March 31,   September 30,
                                                                                 2002          2001
                                                                               ---------   -------------
(in thousands)
Reserve for uncollectible receivables
  (included in loans and investments)                                           $4,395        $3,231
Reserve for contingent liabilities
  (included in accounts payable and accrued
   liabilities)                                                                    104           168
                                                                                ------        ------
                                                                                $4,499        $3,399
                                                                                ======        ======

5. The Company's retained interests in securitizations are set forth below.

                                                                               March 31,    September 30,
                                                                                 2002           2001
                                                                               ---------    -------------
                                                                                    (in thousands)
         Regular interests                                                      $ 1,769        $ 7,619
         Residual interests                                                      31,888         28,956
         Net servicing liabilities                                               14,693         19,643
         Guarantee liabilities                                                   36,164         36,180

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

         The Company estimates the fair value of the retained interests by determining the present value of the associated expected future cash flows over the entire expected life of the loans using modeling techniques that incorporate estimates of key assumptions, which management believes market participants would use for similar interests. Such assumptions include prepayment speeds, net credit losses and interest rates used to discount cash flows.

         The valuation of retained interests is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from the Company's projections, it could have a material effect on the valuation of the Company's retained interests and may result in impairment charges being recorded.

         The key economic assumptions used in measuring the initial retained interests resulting from securitizations completed in the six months ended March 31, 2002 were as follows:

                                                                                      March 31,
                                                                                        2002
                                                                                      ---------
         Approximate weighted average life (in years)                                    5.0

         Estimated projected credit losses as a percentage
          of original principal balance of loans                                        11.1%

         Approximate weighted average interest rate used
          to discount assumed residual cash flows                                       30.0%

         Approximate assumed weighted average constant
          prepayment rate as a percentage of unpaid
          principal balance                                                             15.8%

         The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

                                                                                           March 31,          September 30,
                                                                                             2002                 2001
                                                                                          ----------          -------------
                                                                                                   (in thousands)
         Aggregate unpaid principal balance of loans                                      $4,909,490           $4,854,849

         Weighted average interest rate of loans at period end                                  11.2%                11.0%

         Approximate assumed weighted average constant
          prepayment rate as a percentage of unpaid
          principal balance of loans                                                            16.7%                16.8%

         Approximate remaining assumed nondiscounted
          credit losses as a percentage of unpaid
          principal balance of loans                                                            12.1%                12.4%

         Approximate weighted average interest rate used
          to discount assumed residual cash flows                                               17.2%                19.2%

         Interest rate used to discount assumed servicing asset
          cash flows                                                                            15.0%                15.0%

         Interest rate used to discount assumed servicing liability
          cash flows                                                                             5.4%                 4.6%

         The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans and the interaction of assumptions. All data is based on weighted averages using unpaid or original principal balances of loans.

         The following table summarizes certain cash flows received from and paid to the securitization trusts during the six months ended March 31, 2002:

                                                                                        March 31,
                                                                                          2002
                                                                                     --------------
                                                                                     (in thousands)
         Proceeds from new securitizations                                              $381,427
         Servicing fees received                                                          20,356
         Net advances of principal and interest of trusts                                  6,155
         Guarantee payments                                                                  578
         Cash flow received on retained regular interests                                    736
         Cash flow received on retained residual interests                                 5,202

         Loans serviced by the Company and related loans past due 90 days or more at March 31, 2002, are set forth below:

                                                                                  Total            Amount
                                                                                Principal     90 days or more
                                                                                  Amount          Past Due
                                                                                ----------    ---------------
                                                                                      (in thousands)
         Loans held for sale                                                    $  134,590        $  5,637
         Securitized loans                                                       4,909,490         410,689

6. The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                                         Severance     Plant, sales
                                                                         and other      center and
                                                                        termination       office           Asset
                                                                           charges       closings        write-downs         Total
                                                                        -----------------------------------------------------------
         Original provision                                               $ 7,350         $ 7,384         $ 11,192         $ 25,926
         Payments and balance sheet charges                                (1,707)           (141)         (11,192)         (13,040)
                                                                        -----------------------------------------------------------
         Balance 9/30/99                                                    5,643           7,243               --           12,886
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                  (810)         (2,750)              --           (3,560)
                                                                        -----------------------------------------------------------
         Balance 12/31/99                                                   4,833           4,493               --            9,326
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                  (550)         (1,183)              --           (1,733)
         Reversal of restructuring charges                                 (2,912)         (1,439)              --           (4,351)
                                                                        -----------------------------------------------------------
         Balance 3/31/00                                                    1,371           1,871               --            3,242
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                   (81)           (685)             378             (388)
         Reversal of restructuring charges                                   (900)             (2)            (378)          (1,280)
                                                                        -----------------------------------------------------------
         Balance 6/30/00                                                      390           1,184               --            1,574
                                                                        -----------------------------------------------------------

         Additional provision                                               1,974           1,780               15            3,769
         Payments and balance sheet charges                                (1,505)         (1,277)             (15)          (2,797)
         Reversal of restructuring charges                                   (100)           (635)              --             (735)
                                                                        -----------------------------------------------------------
         Balance 9/30/00                                                      759           1,052               --            1,811
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                  (519)           (109)              --             (628)
                                                                        -----------------------------------------------------------
         Balance 12/31/00                                                     240             943               --            1,183
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                  (114)            (31)              --             (145)
                                                                        -----------------------------------------------------------
         Balance 3/31/01                                                      126             912               --            1,038
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                   (55)            (33)              --              (88)
                                                                        -----------------------------------------------------------
         Balance 6/30/01                                                       71             879               --              950
                                                                        -----------------------------------------------------------

         Additional provision                                                 681           4,702           12,460           17,843
         Payments and balance sheet charges                                   (41)         (1,339)         (12,460)         (13,840)
         Reversal of 1999 restructuring charges                               (30)            (45)              --              (75)
                                                                        -----------------------------------------------------------
         Balance 9/30/01                                                      681           4,197               --            4,878
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                  (145)           (743)              --             (888)
                                                                        -----------------------------------------------------------
         Balance 12/31/01                                                     536           3,454               --            3,990
                                                                        -----------------------------------------------------------

         Payments and balance sheet charges                                   (50)           (593)             412             (231)
         Reversal of 2001 restructuring charges                              (486)         (1,173)            (412)          (2,071)
                                                                        -----------------------------------------------------------
         Balance 3/31/02                                                  $    --         $ 1,688         $     --         $  1,688
                                                                        -----------------------------------------------------------

         During the fourth quarter of 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers. The charges in 1999 included severance and other termination costs related to approximately 2,150 employees primarily in manufacturing, retail and finance operations, costs associated with closing plants and sales centers, and asset writedowns.

         During 2000 the Company reversed into income $6.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. During 2000 the Company also reevaluated its restructuring plans and determined that the losses associated with the closing of retail sales centers, the idling or closing of manufacturing plants, the disposition of certain assets and legal costs were less than anticipated and $3.5 million of the charges were reversed. During 2000 the Company recorded an additional $3.8 million charge, primarily related to severance costs associated with a reduction in headcount of 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

         During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. At March 31, 2002 these restructuring activities were substantially complete.

         Market conditions, particularly in the South where the majority of store closings occurred, remained fluid during the six months ended March 31, 2002. While the Company did close the originally identified approximately 90 stores, these changing market conditions caused the Company to revise its initial determination of the number of stores to be either sold to independent dealers, converted to centers that exclusively market repossessed inventory or closed. The Company originally estimated that the disposition of the stores would be approximately evenly divided between those sold to independent dealers, converted to centers exclusively marketing repossessed inventory or closed. Ultimately, approximately 27 stores were sold, 23 were converted and 40 were closed. As a result of the change in the ultimate disposition of certain of the stores, as well as changes in the original estimate of costs to exit the stores, the Company reversed into income in the quarter ended March 31, 2002 $2.1 million of restructuring charges originally recorded in the fourth quarter of fiscal 2001.

         Approximately $20,000 of the $1.7 million remaining in the restructuring reserve at March 31, 2002 related to provisions established prior to the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at March 31, 2002.

         During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and

         2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.


7. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                                              Three months ended               Six months ended
                                                                                   March 31,                       March 31,
                                                                            -----------------------         -----------------------
                                                                             2002            2001            2002            2001
                                                                            -------        --------         -------        --------
(in thousands, except per share data)
Numerator in earnings (loss) per share calculation:
     Income (loss) before cumulative effect of accounting
        change                                                              $30,289        $(25,907)        $20,311        $(61,684)
     Net income (loss)                                                      $30,289        $(25,907)        $20,311        $(76,274)

Denominator in earnings (loss) per share calculation:
     Weighted average number of
        common shares outstanding                                             9,493           9,421           9,478           9,411
     Unearned shares                                                             --              --              --              --
                                                                            -------        --------         -------        --------
     Denominator for basic EPS                                                9,493           9,421           9,478           9,411
     Dilutive effect of stock options and
        restricted shares computed using
        the treasury stock method                                                85              --              42              --
                                                                            -------        --------         -------        --------
     Denominator for diluted EPS                                              9,578           9,421           9,520           9,411
                                                                            =======        ========         =======        ========

Income (loss) per share:
     Income (loss) before cumulative effect of accounting
        change
        Basic                                                               $  3.19        $  (2.75)        $  2.14        $  (6.55)
                                                                            =======        ========         =======        ========
        Diluted                                                             $  3.16        $  (2.75)        $  2.13        $  (6.55)
                                                                            =======        ========         =======        ========

     Net income (loss)
        Basic                                                               $  3.19        $  (2.75)        $  2.14        $  (8.10)
                                                                            =======        ========         =======        ========
        Diluted                                                             $  3.16        $  (2.75)        $  2.13        $  (8.10)
                                                                            =======        ========         =======        ========

         Stock options to purchase 563,572 and 769,819 shares of common stock, 1,922,963 and 1,906,888 shares which may be acquired pursuant to a stock warrant, and 3,202 and 107,900 unearned restricted shares at March 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

8. During the first quarter of fiscal 2002, the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors.

         OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At March 31, 2002, OAR had approximately $38.8 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("FAS 140").

9. The estimated principal payments under notes and bonds payable, assuming the reset debentures are fully redeemed by the holders on the June 1, 2002 redemption date, are $16.5 million, $0.9 million, $125.4 million, $0.8 million, $0.9 million for the 12 months ended March 31, 2003, 2004, 2005, 2006, and 2007, respectively, and the balance is payable thereafter.

10. The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

         The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $16 million at March 31, 2002. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $260 million at March 31, 2002. Such guarantees obligate the Company to make payments in amounts equal to the excess, if any, of principal and interest distributions payable on the guaranteed securities over the cash available for such purpose in the underlying securitization trusts. Such payments may arise as a result of credit losses on the underlying trusts or because of structural provisions of the guaranteed securities which give rise to guarantee payments unrelated to loan pool performance. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated potential obligations under such repurchase agreements approximated $108 million at March 31, 2002. Losses under these repurchase agreements have not been significant.

11. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                                                       Three months ended                   Six months ended
                                                                             March 31,                           March 31,
                                                                    ---------------------------         ---------------------------
(in thousands)                                                         2002             2001              2002               2001
                                                                    ---------         ---------         ---------         ---------
Revenues
      Retail                                                        $ 116,486         $ 146,589         $ 249,961         $ 344,503
      Manufacturing                                                   152,054           146,986           306,703           303,334
      Consumer finance                                                 11,420            23,702            34,670            24,286
      Insurance                                                        10,391            11,835            21,281            24,602
      Eliminations/other                                              (64,861)          (72,657)         (125,121)         (148,916)
                                                                    ---------         ---------         ---------         ---------
                                                                    $ 225,490         $ 256,455         $ 487,494         $ 547,809
                                                                    =========         =========         =========         =========

Income (loss) before interest expense,
    investment income and income taxes
      Retail                                                        $ (13,000)        $ (25,928)        $ (24,050)        $ (43,741)
      Manufacturing                                                     9,358             2,584            14,187             4,418
      Consumer finance                                                (26,979)           11,176           (28,475)            1,739
      Insurance                                                         4,224             4,736             8,801            11,755
      Eliminations/other                                               (5,705)           (5,528)           (9,660)           (8,448)
                                                                    ---------         ---------         ---------         ---------
                                                                      (32,102)          (12,960)          (39,197)          (34,277)
Interest expense                                                       (9,863)          (13,219)          (19,330)          (27,815)
Investment income                                                          25               272               109               408
                                                                    ---------         ---------         ---------         ---------
Income (loss) before income taxes
    and cumulative effect of accounting
    change                                                          $ (41,940)        $ (25,907)        $ (58,418)        $ (61,684)
                                                                    =========         =========         =========         =========

Depreciation and amortization
      Retail                                                        $   2,429         $   2,732         $   4,726         $   6,032
      Manufacturing                                                     3,849             4,317             7,681             8,639
      Consumer finance                                                    337             2,622             1,039             6,033
      Eliminations/other                                                1,523             3,510             3,038             7,891
                                                                    ---------         ---------         ---------         ---------
                                                                    $   8,138         $  13,181         $  16,484         $  28,595
                                                                    =========         =========         =========         =========

Capital expenditures
      Retail                                                        $   1,269         $     391         $   1,289         $   1,211
      Manufacturing                                                     2,048               872             2,453             1,737
      Consumer finance                                                    393               922               475             1,866
      Eliminations/other                                                  559             1,153               722             1,746
                                                                    ---------         ---------         ---------         ---------
                                                                    $   4,269         $   3,338         $   4,939         $   6,560
                                                                    =========         =========         =========         =========

                                                                    March 31,       September 30,
                                                                      2002              2001
                                                                    ---------       -------------
Identifiable assets
      Retail                                                        $ 413,949         $ 478,976
      Manufacturing                                                   247,372           258,498
      Consumer finance                                                303,438           384,244
      Insurance                                                       109,152           123,405
      Eliminations/other                                             (176,263)         (322,833)
                                                                    ---------         ---------
                                                                    $ 897,648         $ 922,290
                                                                    =========         =========

12. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are that goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The Company is required to adopt FAS 142 at the beginning of 2003. The Company has not yet determined the impact that this statement could have on its financial position or results of operations. However, the application of the non-amortization provisions of FAS 142 would be expected to result in a decrease of pre-tax loss in 2002. For the six months ended March 31, 2002 amortization of intangible assets was approximately $2.4 million. At March 31, 2002 goodwill and other intangible assets were $50.1 million net of accumulated amortization.

13. On June 18, 2001, the Company effected a one-for-five reverse stock split. All shares and per share amounts have been adjusted retroactively to give effect to the reverse split.

14. For the six months ending March 31, 2002 and 2001 the Company reported net income of $20.3 million and net losses of $76.3 million, respectively.

         Net income for the six months ended March 31, 2002 reflects an income tax benefit of $78.7 million. Approximately $6.5 million resulted from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision. The remaining $72.2 million income tax benefit resulted from the enactment of the Job Creation and Worker Assistance Act of 2002 ("the Act") on March 8, 2002. The Act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining tax benefit from the extended carryback period in the form of a cash refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.

         The operating results reflect business conditions within the manufactured housing industry. The Company continues to operate in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. A decline in overall economic conditions has also contributed to a difficult environment and resulted in higher loan delinquencies, repossessions, and loan assumptions. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% and 22% during calendar years 2000 and 2001, respectively.

         The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts have continued through the first six months of fiscal 2002 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $236.8 million reduction in inventories since September 1999, negatively affected the Company's reported earnings for fiscal years 2000 and 2001 and the first six months of fiscal 2002. Management believes that, unless business conditions improve, the Company is likely to incur a loss in fiscal 2002; however, it plans to continue to manage operations to generate positive cash flow. The Company believes that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its credit facilities, which are described below, will provide sufficient liquidity to meet obligations, including potential repayment of the 8% reset debentures, and execute its business plan during the remainder of fiscal 2002.

         In the event of further deterioration in market conditions, the Company would take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operational assets.

         The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At March 31, 2002, the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from those anticipated, the Company will continue to curtail production by lowering production speed or idling additional production facilities.

         The Company's primary sources of liquidity include cash generated by operations, borrowing availability under its three credit facilities and its securitization program through which loans are sold into the asset-backed securities market. During 2002, the Company also received an income tax refund and expects to receive an additional refund in 2003 as described earlier.

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

         During the first six months of fiscal 2002, the Company's operating activities used $6.2 million of cash principally as a result of the timing of its asset-backed securitizations and the increased expenses associated with its loan assumption program which are reflected in the provision for credit losses.

         The Company's liquidity position continues to be adversely affected by defaulted loans in the Company's servicing portfolio, which have negatively affected cash flow, through both reduced residual cash flow from retained securitization interests and as a result of the costs borne by the Company on the loan assumption program. The loan assumption program is an alternative means to repossession in dealing with troubled loans as more fully described in the "Consumer Finance Revenues" section. In addition, delinquency on loans, including those in repossession and those pending loan assumption, adversely affect liquidity because the Company is obligated, in most cases, to make servicing advances of delinquent mortgage payments.

         The Company anticipates that its liquidity will also be negatively affected by increasing insurance costs and credit support requirements associated with its general corporate insurance program. These expected higher rates and deductibles reflect what management believes is an increasingly competitive insurance market. Management also expects that the Company's liquidity position will continue to be negatively affected by its insurers' increased requirements for letters of credit, surety bonds or other similar forms of collateral.

         The Company currently has in place three credit facilities that it believes are adequate to meet liquidity needs during fiscal 2002. During the second quarter of 2001, a newly formed, special purpose entity of the Company entered into a three-year, $200 million loan purchase facility with a financial institution that provides for funding of up to 81% of qualifying loan principal balances held for sale. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, the Company issued to a sister company of the financial institution a warrant valued at $11.0 million to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.76 per share. The warrant, which is immediately exercisable, expires in February 2009.

         During the first quarter of fiscal 2002, the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At March 31, 2002, OAR had approximately $38.8 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under FAS 140.

         During the second quarter of fiscal 2002, the Company closed a new $65 million revolving credit facility. The facility matures in January 2007 and is collateralized by substantially all assets of the Company excluding raw materials inventory and loans held for sale. The primary purposes of the facility are to support outstanding letters of credit of approximately $44 million and to provide additional cash borrowing capacity. The completion of this facility also freed up approximately $12 million of cash which was used to secure letters of credit. The agreement contains financial covenants which, among other things, specify minimum levels of tangible net worth and earnings before interest, taxes and depreciation and amortization, and limit capital expenditures. The Company is in compliance with all such covenants. Borrowings outstanding under the facility will bear interest at the greater of prime plus 1.50% or 7%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                          CRITICAL ACCOUNTING POLICIES

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The Company's significant accounting policies are summarized in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires that the Company's management make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The Company evaluates these estimates and assumptions on an ongoing basis.

The Company believes that the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of the consolidated financial statements.

Loan securitization

The Company finances its lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits ("REMICs") or, for certain FHA-insured loans, using collateralized mortgage obligations issued under authority granted to the Company by the Government National Mortgage Association ("GNMA").

The Company allocates the sum of its basis in the loans conveyed to each REMIC and the costs of forming the REMIC among the REMIC interests retained and the REMIC interests sold to investors based upon the relative estimated fair values of such interests.

The Company estimates the fair value of retained REMIC interests, including regular and residual interests and servicing contracts, as well as guarantee liabilities, based, in part, upon net credit loss, discount rate and prepayment assumptions which management believes market participants would use for similar instruments.

In accordance with EITF 99-20, income on retained REMIC regular and residual interests is recorded using the level yield method over the period such interests are outstanding. The rate of voluntary prepayments and the amount and timing of credit losses affect the Company's yield on retained REMIC regular and residual interests and the fair value of such interests and of servicing contracts and guarantee liabilities in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company's prepayment and credit loss experience is more favorable than that assumed, the Company's yield on its REMIC residual interests will be enhanced. If experience is worse than assumed, then impairment charges could result. The yield to maturity of regular REMIC interests may be influenced by prepayment rates and credit losses, but is less likely to be influenced by such factors because cash distributions on regular REMIC interests are senior to distributions on residual REMIC interests.

REMIC residual and regular interests retained by the Company following securitization are considered available for sale and are carried at their estimated fair value. The Company has no securities held for trading or investment purposes.

Declines in the value of retained interests are recognized when the fair value of the retained interest is less than its carrying value and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value.

Servicing contracts and fees

Servicing fee income is recognized as earned, net of amortization of servicing assets and liabilities, which are amortized in proportion to and over the period of estimated net servicing income. If the estimated fair value of a servicing contract is less than its carrying value, the Company records a valuation allowance by a charge to earnings to reduce the carrying value of the contract to its estimated fair value. Valuation allowances may be reversed to earnings upon the recovery of a contract's fair value. Such recoveries are only recognized after sustained performance of the pool has been demonstrated.

Guarantee liabilities

The Company estimates the fair value of guarantee liabilities as the greater of the estimated price differential between guaranteed and substantially similar unguaranteed securities offered for sale by the Company and the present value of payments, if any, estimated to be made as a result of such guarantees. Guarantee liabilities are amortized to income over the period during which the guarantee is outstanding. Amortization is commenced only upon a demonstrated history of pool performance (generally after two years).

If the present value of any estimated guarantee payments exceeds the amount recorded with respect to such guarantee, the Company records an impairment charge to increase the guarantee liability to such present value.

Loans held for sale or investment

Loans held for sale are carried at the lower of cost or market. Loans held for investment are carried at their outstanding principal amounts, less unamortized discounts and plus unamortized premiums.

Reserve for credit losses

The Company maintains reserves for estimated credit losses on loans held for investment, on loans warehoused prior to securitization and on loans sold to third parties with full or limited recourse. The Company provides for losses in amounts necessary to maintain the reserves at amounts the Company believes are sufficient to provide for probable losses based upon the Company's historical loss experience, current economic conditions and an assessment of current portfolio performance measures.

Insurance underwriting

The Company has a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies are deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses are recorded as insured events occur. Policy acquisition costs, which consist principally of sales commissions and ceding fees, are deferred and amortized over the terms of the contracts.

The Company estimates liabilities for reported unpaid insurance claims, which are reflected at undiscounted amounts, based upon reports from adjusters with respect to adjusted claims and based on historical average costs per claim for similar claims with respect to unadjusted claims. Adjustment expenses are accrued based on contractual rates with the ceding company. The ceding company, using a development factor that reflects historical average costs per claim and historical reporting lag trends, estimates liabilities for claims incurred but not reported. The Company does not consider anticipated investment income in determining whether premium deficiencies exist. The Company accounts for catastrophe reinsurance ceded in accordance with Emerging Issues Task Force Issue No. 93-6, "Accounting for Multi-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises."

Income taxes

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.
Valuation allowances are provided against assets if it is anticipated that it is more likely than not that some or all of a deferred tax asset may not be realized.

                             RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared to three months ended March 31, 2001

         The following table summarizes certain statistics for the quarters ended March 31, 2002 and 2001:

                                                                      2002           2001
                                                                    -------         -------
Retail sales (in millions)                                          $ 114.9         $ 144.0
Wholesale sales (in millions)                                       $  90.2         $  77.2
Total sales (in millions)                                           $ 205.1         $ 221.2
Gross profit % - integrated operations                                 29.9%           23.4%
Gross profit % - wholesale operations                                  17.4%           11.0%
New single-section homes sold - retail                                  577           1,031
New multi-section homes sold - retail                                 1,605           1,984
Used homes sold - retail                                                262             460
New single-section homes sold - wholesale                               610             470
New multi-section homes sold - wholesale                              1,986           1,752
Average new single-section sales price - retail                     $31,900         $29,900
Average new multi-section sales price - retail                      $58,300         $54,600
Average new single-section sales price - wholesale                  $19,300         $20,400
Average new multi-section sales price - wholesale                   $39,400         $38,400
Weighted average retail sales centers
  open during the period                                                241             365

Net sales

The Company's retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, fewer promotional programs and a reduction in the number of open sales centers during the quarter ended March 31, 2002. Retail sales dollar volume decreased 20%, reflecting a 28% decrease in new unit volume. This decrease was partially offset by increases of 7% in the average new unit sales prices of single-section and multi-section homes, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 74% of retail new unit sales compared to 66% in the quarter ended March 31, 2001. Average retail sales prices on single-section and multi-section homes increased as a result of fewer promotional programs targeted at selling older inventory models in the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

During the quarters ended March 31, 2002 and 2001, the Company opened no new sales centers. The Company closed 13 underperforming sales centers during the quarter ended March 31, 2002. The closure of sales centers resulted principally from the Company's restructuring plan, which was announced during the fourth quarter of 2001 and is described below. During the quarter ended March 31, 2001 the Company closed nine sales centers and converted 12 sales centers to centers that exclusively market repossessed inventory. At March 31, 2002 the Company had 238 retail sales centers open compared to 355 open at March 31, 2001. Total new retail sales dollars at sales centers open more than one year decreased 1% during the quarter ended March 31, 2002. At March 31, 2002 the Company operated 39 sales centers that exclusively market repossessed inventory compared to 14 at March 31, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 17%, reflecting a 17% increase in unit volume and an increase in the average new unit sales price of multi-section homes of 3%. This increase was partially offset by a decrease in the average new unit sales price of single-section homes of 5%.

Gross profit

Gross profit margin - integrated operations reflects gross profit earned on all sales at retail as well as the manufacturing gross profit on retail sales of units manufactured by the Company. Gross profit margin - integrated operations increased from 23.4% in the quarter ended March 31, 2001 to 29.9% in the quarter ended March 31, 2002 primarily as a result of improved manufacturing efficiencies and reduced promotional pricing associated with the Company's planned inventory reduction during the quarter ended March 31, 2002.

Gross profit margin - wholesale operations increased from 11.0% in the quarter ended March 31, 2001 to 17.4% in the quarter ended March 31, 2002 as a result of improved manufacturing efficiencies experienced during the quarter ended March 31, 2002.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                                       Three months ended
                                                                            March 31,
                                                                    -------------------------
(in thousands)                                                        2002             2001
                                                                    --------         --------
Interest income                                                     $  2,942         $  9,632
Servicing fees                                                         9,249            7,255
REMIC residual income                                                  1,507            2,184
Gain (loss) on sale of securities and loans                           (1,940)           4,566
Impairment and valuation
    provisions                                                        (1,169)            (432)
Other                                                                    831              497
                                                                    --------         --------
                                                                    $ 11,420         $ 23,702
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

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of a net decrease in servicing asset and liability amortization. The increase was partially offset by lower overall servicing cash flows from the Company's securitizations. The timing and amount of servicing cash flows may vary based on the performance of loans in the securitizations and the number of repossessions liquidated.

In some instances certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

The decrease in REMIC residual income primarily reflects decreased cash flows from certain retained residual interests as a result of increased liquidations of repossessions.

The loss on sale of securities and loans during the quarter ended March 31, 2002 reflects the securitization of $156 million of installment sale contracts and mortgage loans. The loss resulted principally from a decrease in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized and increased overcollateralization requirements.

Impairment and valuation provisions are summarized as follows:

(in thousands)                                                2002          2001
                                                             ------         ----
Valuation allowances on servicing
    contracts                                                 1,224          432
Additional provision for (amortization of)
    potential guarantee obligations on
    REMIC securities sold                                       (55)          --
                                                             ------         ----
                                                             $1,169         $432
                                                             ======         ====

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

For the quarter ended March 31, 2002 total credit losses on the Company's loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 4.77% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.84% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. Expenses associated with the loan assumption program, as described below, are also included in total credit losses as a percentage of average principal balance and are the principal reason for the increase during the quarter ended March 31, 2002. At March 31, 2002 the Company had a total of 3,920 unsold properties in repossession or foreclosure (approximately 2.92% of the total number of serviced assets) compared to 4,108, 3,899 and 3,287 at December 31, 2001, March 31, 2001 and December 31, 2000, respectively (approximately 3.06%, 2.95% and 2.49%, respectively, of the total number of serviced assets).

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company has also increasingly made use of its loan assumption program as an alternative to foreclosure. Under this program, the Company obtains the cooperation of the defaulting obligor and endeavors to find a new buyer that meets the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor's loan. The costs of this program for the quarter ended March 31, 2002 were $20.4 million and are reflected in provision for losses on credit sales. These higher costs resulted from both the increased number of pending assumptions and the Company's efforts to reduce the number of pending assumptions by accelerating the refurbishment process. For the quarter ended March 31, 2001, the costs associated with the loan assumption program were insignificant as the program was initiated toward the end of the quarter. At March 31, 2002 and 2001 the Company had 2,541 and 908 loans, respectively, which were pending assumption under this program.

At March 31, 2002 the delinquency rate on the Company's serviced assets was 5.1%, compared to 4.0% at March 31, 2001 reflecting generally weakened economic conditions in the Company's markets, particularly the South. Higher delinquency levels may result in increased repossessions and loan assumptions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 22% to $7.3 million in the quarter ended March 31, 2002 from $9.4 million in the quarter ended March 31, 2001. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trends experienced in 2001 and the first six months of fiscal 2002 continue, insurance revenues may continue to decline in future periods.

The Company has entered into a quota share agreement that management believes reduces the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement reduces the levels of credit support, which take the form of letters of credit and/or cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under this arrangement, which covers physical damage policies, the Company retro-cedes 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the Company receives a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.7 million, or 13%, during the quarter ended March 31, 2002 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 30.8% in the quarter ended March 31, 2002 from 33.0% in the quarter ended March 31, 2001. The decrease is primarily due to ongoing cost containment measures and the closure of underperforming sales centers having a high ratio of fixed costs to sales.

Consumer finance operating expenses

Consumer finance operating expenses increased 30% during the quarter ended March 31, 2002 principally as a result of increased headcount in the collections and loan assumption areas and higher expenses associated with discounting increased customer advance and extension balances.

Insurance operating expenses

Insurance operating costs decreased 33% during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 principally as a result of favorable claims experience. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                                Severance     Plant, sales
                                                                and other      center and
                                                               termination       office           Asset
                                                                  charges       closings        write-downs         Total
                                                               -----------------------------------------------------------
Original provision                                               $ 7,350         $ 7,384         $ 11,192         $ 25,926
Payments and balance sheet charges                                (1,707)           (141)         (11,192)         (13,040)
                                                               -----------------------------------------------------------
Balance 9/30/99                                                    5,643           7,243               --           12,886
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (810)         (2,750)              --           (3,560)
                                                               -----------------------------------------------------------
Balance 12/31/99                                                   4,833           4,493               --            9,326
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (550)         (1,183)              --           (1,733)
Reversal of restructuring charges                                 (2,912)         (1,439)              --           (4,351)
                                                               -----------------------------------------------------------
Balance 3/31/00                                                    1,371           1,871               --            3,242
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                   (81)           (685)             378             (388)
Reversal of restructuring charges                                   (900)             (2)            (378)          (1,280)
                                                               -----------------------------------------------------------
Balance 6/30/00                                                      390           1,184               --            1,574
                                                               -----------------------------------------------------------

Additional provision                                               1,974           1,780               15            3,769
Payments and balance sheet charges                                (1,505)         (1,277)             (15)          (2,797)
Reversal of restructuring charges                                   (100)           (635)              --             (735)
                                                               -----------------------------------------------------------
Balance 9/30/00                                                      759           1,052               --            1,811
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (519)           (109)              --             (628)
                                                               -----------------------------------------------------------
Balance 12/31/00                                                     240             943               --            1,183
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (114)            (31)              --             (145)
                                                               -----------------------------------------------------------
Balance 3/31/01                                                      126             912               --            1,038
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                   (55)            (33)              --              (88)
                                                               -----------------------------------------------------------
Balance 6/30/01                                                       71             879               --              950
                                                               -----------------------------------------------------------

Additional provision                                                 681           4,702           12,460           17,843
Payments and balance sheet charges                                   (41)         (1,339)         (12,460)         (13,840)
Reversal of 1999 restructuring charges                               (30)            (45)              --              (75)
                                                               -----------------------------------------------------------
Balance 9/30/01                                                      681           4,197               --            4,878
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (145)           (743)              --             (888)
                                                               -----------------------------------------------------------
Balance 12/31/01                                                     536           3,454               --            3,990
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                   (50)           (593)             412             (231)
Reversal of 2001 restructuring charges                              (486)         (1,173)            (412)          (2,071)
                                                               -----------------------------------------------------------
Balance 3/31/02                                                  $    --         $ 1,688         $     --         $  1,688
                                                               -----------------------------------------------------------

During the fourth quarter of 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers. The charges in 1999 included severance and other termination costs related to approximately 2,150 employees primarily in manufacturing, retail and finance operations, costs associated with closing plants and sales centers, and asset writedowns.

During 2000 the Company reversed into income $6.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company's legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act ("WARN"). Upon the expiration of a six-month waiting period specified by WARN and the Company's final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. During 2000 the Company also reevaluated its restructuring plans and determined that the losses associated with the closing of retail sales centers, the idling or closing of manufacturing plants, the disposition of certain assets and legal costs were less than anticipated and $3.5 million of the charges were reversed. During 2000 the Company recorded an additional $3.8 million charge, primarily related to severance costs associated with a reduction in headcount of 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. At March 31, 2002 these restructuring activities were substantially complete.

Market conditions, particularly in the South where the majority of store closings occurred, remained fluid during the six months ended March 31, 2002. While the Company did close the originally identified approximately 90 stores, these changing market conditions caused the Company to revise its initial determination of the number of stores to be either sold to independent dealers, converted to centers that exclusively market repossessed inventory or closed. The Company originally estimated that the disposition of the stores would be approximately evenly divided between those sold to independent dealers, converted to centers exclusively marketing repossessed inventory or closed. Ultimately, approximately 27 stores were sold, 23 were converted and 40 were closed. As a result of the change in the ultimate disposition of certain of the stores, as well as changes in the original estimate of costs to exit the stores, the Company reversed into income in the quarter ended March 31, 2002 $2.1 million of restructuring charges originally recorded in the fourth quarter of fiscal 2001.

Approximately $20,000 of the $1.7 million remaining in the restructuring reserve at March 31, 2002 related to provisions established prior to the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at March 31, 2002.

During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.

Interest expense

Interest expense for the quarter ended March 31, 2002 decreased $3.4 million, or 25%, from the second quarter of fiscal 2001 due principally to lower average balances outstanding on short-term credit facilities during the quarter ended March 31, 2002.

Income taxes

For the quarter ended March 31, 2002, the Company recorded an income tax benefit of $72.2 million resulting from the enactment of the Job Creation and Worker Assistance Act of 2002 ("the Act") on March 8, 2002. The Act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining tax benefit from the extended carryback period in the form of a cash refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.


Six months ended March 31, 2002 compared to six months ended March 31, 2001

         The following table summarizes certain statistics for the six months ended March 31, 2002 and 2001:

                                                                     2002            2001
                                                                    -------         -------
Retail sales (in millions)                                          $ 246.7         $ 340.1
Wholesale sales (in millions)                                       $ 187.4         $ 159.5
Total sales (in millions)                                           $ 434.1         $ 499.6
Gross profit % - integrated operations                                 29.4%           24.3%
Gross profit % - wholesale operations                                  16.0%           11.6%
New single-section homes sold - retail                                1,167           2,288
New multi-section homes sold - retail                                 3,461           4,762
Used homes sold - retail                                                497             770
New single-section homes sold - wholesale                             1,299             898
New multi-section homes sold - wholesale                              4,152           3,604
Average new single-section sales price - retail                     $31,800         $30,100
Average new multi-section sales price - retail                      $58,700         $55,100
Average new single-section sales price - wholesale                  $19,200         $21,200
Average new multi-section sales price - wholesale                   $39,100         $38,700
Weighted average retail sales centers
  open during the period                                                249             370

Net sales

The Company's retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, fewer promotional programs and a reduction in the number of open sales centers during the six months ended March 31, 2002. Retail sales dollar volume decreased 27%, reflecting a 34% decrease in new unit volume. This decrease was partially offset by increases of 6% and 7% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 75% of retail new unit sales compared to 68% in the six months ended March 31, 2001. Average retail sales prices on single-section and multi-section homes increased as a result of fewer promotional programs targeted at selling older inventory models in the six months ended March 31, 2002 compared to the six months ended March 31, 2001.

During the six months ended March 31, 2002 the Company opened no new sales centers compared to one new sales center during the six months ended March 31, 2001. The Company closed 58 underperforming sales centers during the six months ended March 31, 2002 and converted three sales centers to centers that exclusively market repossessed inventory. The closure or conversion of sales centers resulted principally from the Company's restructuring plan, which was announced during the fourth quarter of 2001 and is described below. During the six months ended March 31, 2001 the Company closed 12 underperforming sales centers and converted 12 sales centers to centers that exclusively market repossessed inventory. At March 31, 2002 the Company had 238 retail sales centers open compared to 355 open at March 31, 2001. Total new retail sales dollars at sales centers open more than one year decreased 11% during the six months ended March 31, 2002. At March 31, 2002 the Company operated 39 sales centers that exclusively market repossessed inventory compared to 14 at March 31, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 17%, reflecting a 21% increase in unit volume and an increase in the average new unit sales price of multi-section homes of 1%. This increase was partially offset by a decrease in the average new unit sales price of single-section homes of 9%.

Gross profit

Gross profit margin - integrated operations increased from 24.3% in the six months ended March 31, 2001 to 29.4% in the six months ended March 31, 2002 primarily as a result of improved manufacturing efficiencies and reduced promotional pricing associated with the Company's planned inventory reduction during the six months ended March 31, 2002.

Gross profit margin - wholesale operations increased from 11.6% in the six months ended March 31, 2001 to 16.0% in the six months ended March 31, 2002 as a result of improved manufacturing efficiencies experienced during the six months March 31, 2002.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                          Six months ended
                                                              March 31,
                                                      -------------------------
(in thousands)                                          2002             2001
                                                      --------         --------
Interest income                                       $  6,323         $ 19,808
Servicing fees                                          21,689            9,561
REMIC residual income                                    3,054            3,270

Gains on securities sold and
      loans sold or held for sale:
    Gain on sale of securities and loans                 3,318            3,626
    Valuation provision on loans
      held for sale                                         --           (2,739)
                                                      --------         --------
                                                         3,318              887
                                                      --------         --------

Impairment and valuation
    provisions                                          (1,114)         (10,088)
Other                                                    1,400              848
                                                      --------         --------
                                                      $ 34,670         $ 24,286
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

The decrease in REMIC residual income primarily reflects decreased cash flows from certain retained residual interests as a result of increased liquidations of repossessions in certain securitizations during the six months ended March 31, 2002.

The gain on sale of securities and loans during the six months ended March 31, 2002 reflects the completion of two securitizations. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

Impairment and valuation provisions are summarized as follows:

                                                            Six months ended
                                                                March 31,
                                                        ------------------------
(in thousands)                                            2002             2001
                                                        --------         -------
Impairment writedowns of residual
    REMIC interests                                     $     --         $   143
Valuation provisions on servicing
    contracts                                              1,224           9,945
Additional provisions for potential
    guarantee obligations on REMIC
    securities sold                                         (110)             --
                                                        --------         -------
                                                        $  1,114         $10,088
                                                        ========         =======

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

For the six months ended March 31, 2002 total credit losses on the Company's loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 3.54% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.82% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. Expenses associated with the loan assumption program, as described below, are also included in the total credit losses as a percentage of average principal balance and are the principal reason for the increase during the six months ended March 31, 2002. At March 31, 2002 the Company had a total of 3,920 unsold properties in repossession or foreclosure (approximately 2.92% of the total number of serviced assets) compared to 4,108, 3,899 and 3,287 at December 31, 2001, March 31, 2001 and December 31, 2000, respectively (approximately 3.06%, 2.95% and 2.49%, respectively, of the total number of serviced assets).

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company has also increasingly made use of its loan assumption program as an alternative to foreclosure. Under this program, the Company obtains the cooperation of the defaulting obligor and endeavors to find a new buyer that meets the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor's loan. The costs of this program for the six months ended March 31, 2002 were $30.6 million and are reflected in provision for losses on credit sales. These higher costs resulted from both the increased number of pending assumptions and the Company's efforts to reduce the number of pending assumptions by accelerating the refurbishment process. For the six months ended March 31, 2001, the costs associated with the loan assumption program were insignificant as the program was initiated toward the end of the second quarter and costs to refurbish units had not yet been incurred. At March 31, 2002 and 2001 the Company had 2,541 and 908 loans, respectively, which were pending assumption under this program.

At March 31, 2002 the delinquency rate on the Company's serviced assets was 5.1%, compared to 4.0% at March 31, 2001 reflecting generally weakened economic conditions in the Company's markets, particularly the South. Higher delinquency levels may result in increased repossessions and loan assumptions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 23% to $15.0 million in the six months ended March 31, 2002 from $19.5 million in the six months ended March 31, 2001. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trends experienced in 2001 and the first six months of fiscal 2002 continue, insurance revenues may continue to decline in future periods.

The Company has entered into a quota share agreement that management believes reduces the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement reduces the levels of credit support, which take the form of letters of credit and/or cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under this arrangement, which covers physical damage policies, the Company retro-cedes 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the Company receives a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $25.3 million, or 17%, during the six months ended March 31, 2002 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 29.4% in the six months ended March 31, 2002 from 30.6% in the six months ended March 31, 2001. The decrease is primarily due to ongoing cost containment measures and the closure of underperforming sales centers having a high ratio of fixed costs to sales.

Consumer finance operating expenses

Consumer finance operating expenses increased 37% during the six months ended March 31, 2002 principally as a result of increased headcount in the collections and loan assumption areas and higher expenses associated with discounting increased customer advance and extension balances.

Insurance operating expenses

Insurance operating costs decreased 20% during the six months ended March 31, 2002 compared to the six months ended March 31, 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                                Severance     Plant, sales
                                                                and other      center and
                                                               termination       office           Asset
                                                                  charges       closings        write-downs         Total
                                                               -----------------------------------------------------------
Original provision                                               $ 7,350         $ 7,384         $ 11,192         $ 25,926
Payments and balance sheet charges                                (1,707)           (141)         (11,192)         (13,040)
                                                               -----------------------------------------------------------
Balance 9/30/99                                                    5,643           7,243               --           12,886
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (810)         (2,750)              --           (3,560)
                                                               -----------------------------------------------------------
Balance 12/31/99                                                   4,833           4,493               --            9,326
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (550)         (1,183)              --           (1,733)
Reversal of restructuring charges                                 (2,912)         (1,439)              --           (4,351)
                                                               -----------------------------------------------------------
Balance 3/31/00                                                    1,371           1,871               --            3,242
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                   (81)           (685)             378             (388)
Reversal of restructuring charges                                   (900)             (2)            (378)          (1,280)
                                                               -----------------------------------------------------------
Balance 6/30/00                                                      390           1,184               --            1,574
                                                               -----------------------------------------------------------

Additional provision                                               1,974           1,780               15            3,769
Payments and balance sheet charges                                (1,505)         (1,277)             (15)          (2,797)
Reversal of restructuring charges                                   (100)           (635)              --             (735)
                                                               -----------------------------------------------------------
Balance 9/30/00                                                      759           1,052               --            1,811
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (519)           (109)              --             (628)
                                                               -----------------------------------------------------------
Balance 12/31/00                                                     240             943               --            1,183
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (114)            (31)              --             (145)
                                                               -----------------------------------------------------------
Balance 3/31/01                                                      126             912               --            1,038
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                   (55)            (33)              --              (88)
                                                               -----------------------------------------------------------
Balance 6/30/01                                                       71             879               --              950
                                                               -----------------------------------------------------------

Additional provision                                                 681           4,702           12,460           17,843
Payments and balance sheet charges                                   (41)         (1,339)         (12,460)         (13,840)
Reversal of 1999 restructuring charges                               (30)            (45)              --              (75)
                                                               -----------------------------------------------------------
Balance 9/30/01                                                      681           4,197               --            4,878
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                  (145)           (743)              --             (888)
                                                               -----------------------------------------------------------
Balance 12/31/01                                                     536           3,454               --            3,990
                                                               -----------------------------------------------------------

Payments and balance sheet charges                                   (50)           (593)             412             (231)
Reversal of 2001 restructuring charges                              (486)         (1,173)            (412)          (2,071)
                                                               -----------------------------------------------------------
Balance 3/31/02                                                  $    --         $ 1,688         $     --         $  1,688
                                                               -----------------------------------------------------------

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

During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. Twenty-three of the underperforming sales centers were converted to centers that exclusively market repossessed inventory and the remainder were either sold or closed during the six months ended March 31, 2002. At March 31, 2002 these restructuring activities were substantially complete.

Market conditions, particularly in the South where the majority of store closings occurred, remained fluid during the six months ended March 31, 2002. While the Company did close the originally identified approximately 90 stores, these changing market conditions caused the Company to revise its initial determination of the number of stores to be either sold to independent dealers, converted to centers that exclusively market repossessed inventory or closed. The Company originally estimated that the disposition of the stores would be approximately evenly divided between being sold to independent dealers, converted to centers exclusively marketing repossessed inventory or closed. Ultimately, approximately 27 stores were sold, 23 were converted and 40 were closed. As a result of the change in the ultimate disposition of certain of the stores, as well as changes in the original estimate of costs to exit the stores, the Company reversed $2.1 million of restructuring charges originally recorded in the fourth quarter of fiscal 2001.

Approximately $20,000 of the $1.7 million remaining in the restructuring reserve at March 31, 2002 related to provisions established prior to the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve subsequent to March 31, 2002.

During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.

Interest expense

Interest expense for the six months ended March 31, 2002 decreased $8.5 million, or 31%, from the first six months of fiscal 2001 due principally to lower average balances outstanding on short-term credit facilities during the six months ended March 31, 2002.

Income taxes

For the six months ended March 31, 2002, the Company recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

The Company also recorded an income tax benefit of $72.2 million resulting from the enactment of the Job Creation and Worker Assistance Act of 2002 ("the Act") on March 8, 2002. The Act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining tax benefit from the extended carryback period in the form of a cash refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.

Cumulative effect of accounting change

Effective October 1, 2000 the Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") and recorded a charge of $14.6 million as a cumulative effect of an accounting change as of that date. Under its previous accounting policy, the Company recognized revenue for the majority of retail sales upon closing, which included execution of loan documents and related paperwork and receipt of the customer's down payment. In adopting the provisions of SAB 101, the Company changed its revenue recognition policy on these retail sales to a method based on placement of the home at the customer's site and completion of all contractual obligations. As required by SAB 101 the Company has restated its previously reported financial statements for the first quarter of 2001 to include the cumulative effect of the accounting change and to apply the provisions of SAB 101 to the quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ending March 31, 2002 and 2001 the Company reported net income of $20.3 million and net losses of $76.3 million, respectively.

Net income for the six months ended March 31, 2002 reflects an income tax benefit of $78.7 million. Approximately $6.5 million resulted from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision. The remaining $72.2 million income tax benefit resulted from the enactment of the Job Creation and Worker Assistance Act of 2002 ("the Act") on March 8, 2002. The Act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining tax benefit from the extended carryback period in the form of a cash refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.

The operating results reflect business conditions within the manufactured housing industry. The Company continues to operate in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods inventory and a general reduction in the availability of financing at both the wholesale and retail levels. A decline in overall economic conditions has also contributed to a difficult environment and resulted in higher loan delinquencies, repossessions, and loan assumptions. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% and 22% during calendar years 2000 and 2001, respectively.

The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts have continued through the first six months of fiscal 2002 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $236.8 million reduction in inventories since September 1999, negatively affected the Company's reported earnings for fiscal years 2000 and 2001 and the first six months of fiscal 2002. Management believes that, unless business conditions improve, the Company is likely to incur a loss in fiscal 2002; however, it plans to continue to manage operations to generate positive cash flow. The Company believes that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its credit facilities, which are described below, will provide sufficient liquidity to meet obligations, including potential repayment of the 8% reset debentures, and execute its business plan during the remainder of fiscal 2002.

In the event of further deterioration in market conditions, the Company would take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operational assets.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At March 31, 2002, the Company was operating approximately 20 plants, though many were operating at reduced production schedules. Should market conditions worsen from those anticipated, the

Company will continue to curtail production by lowering production speed or idling additional production facilities.

The Company's primary sources of liquidity include cash generated by operations, borrowing availability under its three credit facilities and its securitization program through which loans are sold into the asset-backed securities market. During 2002, the Company also received an income tax refund and expects to receive an additional refund in 2003 as described earlier.

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

During the first six months of fiscal 2002, the Company's operating activities used $6.2 million of cash principally as a result of the timing of its asset-backed securitizations and the increased expenses associated with its loan assumption program which are reflected in the provision for credit losses.

The Company's liquidity position continues to be adversely affected by defaulted loans in the Company's servicing portfolio, which have negatively affected cash flow, through both reduced residual cash flow from retained securitization interests and as a result of the costs borne by the Company on the loan assumption program. The loan assumption program is an alternative means to repossession in dealing with troubled loans as more fully described in the "Consumer Finance Revenues" section. In addition, delinquency on loans, including those in repossession and those pending loan assumption, adversely affect liquidity because the Company is obligated, in most cases, to make servicing advances of delinquent mortgage payments.

The Company anticipates that its liquidity also will be negatively affected by increasing insurance costs and credit support requirements associated with its general corporate insurance program. These expected higher rates and deductibles reflect what management believes is an increasingly competitive insurance market. Management also expects that the Company's liquidity position may be negatively affected by its insurers' increased requirements for letters of credit, surety bonds or other similar forms of collateral.

The Company currently has in place three credit facilities that it believes are adequate to meet liquidity needs during fiscal 2002. During the second quarter of 2001, a newly formed, special purpose entity of the Company entered into a three-year, $200 million loan purchase facility with a financial institution that provides for funding of up to 81% of qualifying loan principal balances held for sale. The new facility replaced the Company's $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, the Company issued to a sister company of the financial institution a warrant valued at $11.0 million to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.76 per share. The warrant, which is immediately exercisable, expires in February 2009.

During the first quarter of fiscal 2002, the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At March 31, 2002, OAR had approximately $38.8 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under FAS 140.

During the second quarter of fiscal 2002, the Company closed a new $65 million revolving credit facility. The facility matures in January 2007 and is collateralized by substantially all assets of the Company excluding raw materials inventory and loans held for sale. The primary purposes of the facility are to support outstanding letters of credit of approximately $44 million and to provide additional cash borrowing capacity. The completion of this facility also freed up approximately $12 million of cash which was used to secure letters of credit. The agreement contains financial covenants which, among other things, specify minimum levels of tangible net worth and earnings before interest, taxes and depreciation and amortization, and limit capital expenditures. Borrowings outstanding under the facility will bear interest at the greater of prime plus 1.50% or 7%.

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

The Company, from time to time, has retained certain subordinated securities from its securitizations. At March 31, 2002 the Company owned such subordinated asset-backed securities having a carrying value of $1.8 million from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could adversely impact the Company's liquidity and operations.

At March 31, 2002 the Company was in compliance with all covenants contained in its debt agreements.

The Company estimates that in 2002 capital expenditures will approximate $14 million comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

The decrease in loans and investments from September 30, 2001 principally reflects a decrease in loans held for sale from $163 million at September 30, 2001 to $137 million at March 31, 2002. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.

On May 6, 2002 the Company terminated its 1998 Director Deferral Plan, pursuant to which non-employee directors could elect to defer payment of all or any portion of their annual retainer or meeting fees in exchange for phantom stock units. As a result of the termination of this plan, the Company will be required to make a cash payment of approximately $0.7 million in the aggregate to the directors who participated in the plan.

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements and information based on the beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, the belief that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its existing credit facilities, will provide sufficient liquidity to meet its obligations, including potential repayment of the 8% reset debentures, and to execute its business plan during 2002; the intention to continue to manage operations to generate positive cash flow even though it expects to incur a loss during 2002; the intention to take additional steps to protect liquidity and manage cash flow in the event of further deterioration in market conditions; the intention to continue to adjust production capacity in line with demand thereby enabling it to produce homes at a rate that will allow the Company to lower its inventories; the intention to continue to curtail production by lowering production speed or idling additional production facilities if market conditions worsen from those anticipated; the expectation that $26 million will be realized after the Company files its income tax return for 2002; and the reduction in the Company's insurance underwriting exposure as a result of the quota share agreement and its purchase of catastrophe reinsurance. Words like "believe," "expect," "could," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: the Company may not receive the $26 million income tax refund after September 30, 2002; competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access the asset-backed securities market or otherwise access sufficient capital to fund its operations; the Company may recognize special charges or experience increased costs in connection with securitizations or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of underperforming sales centers); the Company's loan assumption program could be ineffective or result in increased costs; adverse changes in governmental regulations applicable to its business could negatively impact the Company; it could suffer losses resulting from litigation (including shareholder class actions or other class action suits); the captive Bermuda reinsurance subsidiary could experience significant losses; the Company could experience increased credit losses or higher delinquency rates on loans originated; negative changes in general economic conditions in its markets could adversely impact the Company; it could lose the services of its key management personnel; the Company could be required to make payment on its guarantees of certain loans sold to third parties, on its guarantee of subordinated securities issued by certain REMIC trusts or on its guarantees related to retail inventory; and any other factors that generally affect companies in these lines of business could also adversely impact the Company. Should the Company's underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

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

Item 6.           Exhibits and Reports on Form 8-K

                  a)       Exhibits

(4)      Agreement to Furnish Copies of Instruments with Respect to Long-term
         Debt

(10.1)   Lender Assumption Agreement, dated February 21, 2002 by The CIT
         Group/Business Credit, Inc.

(10.2)   Loan and Security Agreement, dated January 22, 2002, by and among
         Oakwood Homes Corporation and each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto and Foothill Capital Corporation


                  b)       Reports on Form 8-K

                           On January 25, 2002, the Company filed a Current Report on Form 8-K reporting pursuant to Item 5 thereof that it had entered into a revolving credit facility with Foothill Capital Corporation. No financial statements were filed as a part of such Form 8-K.

Items 2, 3, 4 and 5 are not applicable and are omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 15, 2002

                                    OAKWOOD HOMES CORPORATION


                                    BY: /s/  Suzanne H. Wood
                                       -----------------------------
                                        Suzanne H. Wood
                                        Executive Vice President and
                                        Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                   ITEM 6(a)

                                   FORM 10-Q

                                QUARTERLY REPORT

   For the quarter ended                              Commission File Number
      March 31, 2002                                           1-7444

                           OAKWOOD HOMES CORPORATION
                                 EXHIBIT INDEX

     Exhibit No.                    Exhibit Description
     -----------                    -------------------
            4     Agreement to Furnish Copies of Instruments with Respect to
                  Long-term Debt

         10.1     Lender Assumption Agreement, dated February 21, 2002 by The
                  CIT Group/Business Credit, Inc.

         10.2 Loan and Security Agreement, dated January 22, 2002, and by and among Oakwood Homes Corporation and each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto and Foothill Capital Corporation

