Form 10-Q
period 2002-06-30
OAKWOOD HOMES CORP
filed 2002-08-14
CIK 73609

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002 or
( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days Yes  X    No
                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock as of July 31, 2002.

         Common Stock, Par Value $.50 Per Share . . . . . . . 9,537,485

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

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                           Three months ended
                                                                June 30,
                                                                --------
                                                            2002        2001
                                                            ----        ----
Revenues
     Net sales                                           $ 250,869   $ 240,629
     Financial services
        Consumer finance, net of impairment and
          valuation provisions                             (70,010)      3,203
        Insurance                                            7,709      10,385
                                                         ---------   ---------
                                                           (62,301)     13,588
     Other income                                            1,912       3,010
                                                         ---------   ---------
           Total revenues                                  190,480     257,227
                                                         ---------   ---------

Costs and expenses
     Cost of sales                                         194,854     191,665
     Selling, general and administrative expenses           66,489      75,733
     Financial services operating expenses
        Consumer finance                                    12,289      15,038
        Insurance                                            3,801       4,443
                                                         ---------   ---------
                                                            16,090      19,481
     Asset impairment charges                               14,255        --
     Provision for losses on credit sales                    8,544       1,450
     Interest expense                                       10,065      16,856
                                                         ---------   ---------
           Total costs and expenses                        310,297     305,185
                                                         ---------   ---------

Loss before income taxes and cumulative effect of
  accounting change                                       (119,817)    (47,958)
Provision for income taxes                                    --          --
                                                         ---------   ---------
Loss before cumulative effect of accounting change        (119,817)    (47,958)
                                                         ---------   ---------

Cumulative effect of accounting change, net of
  income taxes                                                --        (2,276)
                                                         ---------   ---------
Net loss                                                 $(119,817)  $ (50,234)
                                                         =========   =========

Loss per share:
     Loss before cumulative effect of accounting change
        Basic                                            $  (12.61)  $   (5.09)
        Diluted                                          $  (12.61)  $   (5.09)

     Net loss
        Basic                                            $  (12.61)  $   (5.33)
        Diluted                                          $  (12.61)  $   (5.33)

Weighted average number of
     common shares outstanding
        Basic                                                9,498       9,422
        Diluted                                              9,498       9,422

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      (in thousands except per share data)

                                                           Nine months ended
                                                                June 30,
                                                                --------
                                                            2002        2001
                                                            ----        ----
Revenues
     Net sales                                          $ 684,929    $ 740,180
     Financial services revenues
        Consumer finance, net of impairment and
          valuation provisions                            (35,340)      27,489
        Insurance                                          22,683       29,874
                                                        ---------    ---------
                                                          (12,657)      57,363
     Other income                                           5,702        7,493
                                                        ---------    ---------
           Total revenues                                 677,974      805,036
                                                        ---------    ---------

Costs and expenses
     Cost of sales                                        526,418      589,964
     Selling, general and administrative expenses         194,261      228,831
     Financial services operating expenses
        Consumer finance                                   39,022       34,585
        Insurance                                           9,973       12,177
                                                        ---------    ---------
                                                           48,995       46,762
     Reversal of restructuring charges                     (2,071)        --
     Asset impairment charges                              14,255         --
     Provision for losses on credit sales                  44,956        4,450
     Interest expense                                      29,395       44,671
                                                        ---------    ---------
           Total costs and expenses                       856,209      914,678
                                                        ---------    ---------

Loss before income taxes and cumulative effect of
  accounting changes                                     (178,235)    (109,642)
Provision for income taxes  (Note 15)                     (78,729)        --
                                                        ---------    ---------
Loss before cumulative effect of accounting changes       (99,506)    (109,642)
                                                        ---------    ---------

Cumulative effect of accounting changes, net of
  income taxes                                               --        (16,866)
                                                        ---------    ---------
Net loss                                                $ (99,506)   $(126,508)
                                                        =========    =========

Loss per share:
  Loss before cumulative effect of accounting changes
        Basic                                           $  (10.49)   $  (11.65)
        Diluted                                         $  (10.49)   $  (11.65)

     Net loss
        Basic                                           $  (10.49)   $  (13.44)
        Diluted                                         $  (10.49)   $  (13.44)

Weighted average number of
     common shares outstanding
        Basic                                               9,485        9,415
        Diluted                                             9,485        9,415

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
                                 (in thousands)

                                    Three months ended      Nine months ended
                                         June 30,               June 30,
                                         ---------              --------
                                      2002       2001        2002       2001
                                      ----       ----        ----       ----

Net loss                          $(119,817)  $(50,234)  $ (99,506)  $(126,508)
  Unrealized gains (losses) on
    securities available for
     sale, net of tax                (6,931)     7,779      (2,815)     10,107
                                  ---------   --------   ---------   ---------

Comprehensive loss                $(126,748)  $(42,455)  $(102,321)  $(116,401)
                                  =========   ========   =========   =========



See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                 (in thousands except share and per share data)

                                                        June 30,   September 30,
 ASSETS                                                   2002         2001
                                                          ----         ----

Cash and cash equivalents                               $  45,248    $  44,246
Loans and investments                                     152,860      199,403
Other receivables                                         166,526      124,807
Inventories
        Manufactured homes                                156,688      184,989
        Work-in-process, materials and supplies            30,784       30,813
        Land/homes under development                       12,281       12,770
                                                        ---------    ---------
                                                          199,753      228,572
Properties and facilities                                 184,939      208,798
Other assets                                               92,759      116,464
                                                        ---------    ---------
                                                        $ 842,085    $ 922,290
                                                        =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                                   $  30,000    $  47,500
Notes and bonds payable                                   309,214      323,120
Accounts payable and accrued liabilities                  270,899      250,658
Insurance reserves and unearned premiums                   15,027       17,322
Deferred income taxes                                       6,169        6,169
Other long-term obligations                                74,132       38,750

Commitments and contingencies (Note 11)

Shareholders' equity
        Common stock, $.50 par value; 100,000,000
          shares authorized; 9,537,000 and 9,528,000
          shares issued and outstanding                     4,769        4,764
        Additional paid-in capital                        199,857      199,761
        Retained earnings (accumulated deficit)           (71,010)      28,497
                                                        ---------    ---------
                                                          133,616      233,022
        Accumulated other comprehensive income              3,097        5,912
        Unearned compensation                                 (69)        (163)
                                                        ---------    ---------
                                                          136,644      238,771
                                                        ---------    ---------
                                                        $ 842,085    $ 922,290
                                                        =========    =========

See accompanying notes to the consolidated financial statements.

                   OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                 (in thousands)

                                                             Nine months ended
                                                                  June 30,
                                                                  --------
                                                              2002        2001
                                                              ----        ----
Operating activities
  Net loss                                                 $ (99,506) $(126,508)
  Adjustments to reconcile net loss to cash provided
    by operating activities
      Cumulative effect of accounting changes                   --       16,866
      Depreciation and amortization                           24,321     46,277
      Provision for losses on credit sales, net of
        charge-offs                                              500     (1,496)
      Gains on securities sold and loans sold or held
        for sale                                              (1,155)    (7,041)
      Impairment and valuation provisions                     85,170     30,735
      Excess of cash received over REMIC residual income
        recognized (income recognized over cash received)      1,787        (41)
      Reversal of restructuring charges                       (2,071)      --
      Asset impairment charges                                14,255       --
      Other                                                   (6,070)    (4,960)
      Changes in assets and liabilities
        Other receivables                                    (40,963)    17,568
        Inventories                                           28,819     94,682
        Deferred insurance policy acquisition costs              913        952
        Other assets                                           2,806    (13,244)
        Accounts payable and accrued liabilities              (7,282)   (35,707)
        Insurance reserves and unearned premiums              (2,295)   (27,270)
        Other long-term obligations                           (1,931)    (2,500)
                                                           ---------  ---------
          Cash used by operations                             (2,702)   (11,687)
        Loans originated                                    (579,512)  (633,870)
        Purchase of loans and securities                      (9,405)      --
        Sale of loans                                        622,427    656,654
        Principal receipts on loans                            9,249     12,564
                                                           ---------  ---------
          Cash provided by operating activities               40,057     23,661
                                                           ---------  ---------

Investing activities
  Acquisition of properties and facilities                    (7,094)    (9,420)
  Other                                                         --          801
                                                           ---------  ---------
          Cash used by investing activities                   (7,094)    (8,619)
                                                           ---------  ---------

Financing activities
  Net repayments on short-term credit facilities             (17,500)   (12,500)
  Payments on notes and bonds                                (14,471)    (4,401)
  Proceeds from exercise of stock options                         10       --
                                                           ---------  ---------
          Cash used by financing activities                  (31,961)   (16,901)
                                                           ---------  ---------

Net increase (decrease) in cash and cash equivalents           1,002     (1,859)

Cash and cash equivalents
  Beginning of period                                         44,246     22,523
                                                           ---------  ---------
  End of period                                            $  45,248  $  20,664
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

3.   The components of loans and investments are as follows:

                                                         June 30,  September 30,
                                                           2002        2001
                                                           ----        ----
 (in thousands)

Loans held for sale                                      $ 136,943   $ 163,085
Loans held for investment                                    3,250       2,974
Less:  reserve for uncollectible loans receivable           (4,939)     (3,231)
                                                         ---------   ---------
              Total loans receivable                       135,254     162,828
                                                         ---------   ---------

Retained interests in REMIC securitizations
  available for sale, exclusive of loan
  servicing assets and liabilities, at fair value
        Regular interests                                      968       7,619
        Residual interests                                  16,638      28,956
                                                         ---------   ---------
           Total retained REMIC interests, at fair value
             (amortized cost of $10,728 and $26,883)        17,606      36,575
                                                         ---------   ---------
                                                         $ 152,860   $ 199,403
                                                         =========   =========

4. The following table summarizes the transactions reflected in the reserve for credit losses:

                                      Three months ended     Nine months ended
                                            June 30,              June 30,
                                            --------              --------
                                        2002       2001        2002      2001
                                        ----       ----        ----      ----
(in thousands)
Balance at beginning of period        $ 4,499    $ 1,752    $  3,399    $ 3,983
Provision for losses on credit sales    8,544      1,450      44,956      4,450
Losses charged to the reserve          (7,982)      (715)    (43,294)    (5,946)
                                      -------    -------    --------    -------
Balance at end of period              $ 5,061    $ 2,487    $  5,061    $ 2,487
                                      =======    =======    ========    =======

     The provision for losses on credit sales and losses charged to the reserve principally reflect costs associated with the Company's loan assumption program, which is more fully described in the "Consumer Finance Revenues" and "Liquidity and Capital Resources" sections of Management's Discussion and Analysis. The Company increasingly made use of this program from its inception in the second quarter of 2001 through the third quarter of 2002 when the Company decided to substantially curtail its use of the program.

     The reserve for credit losses is reflected in the consolidated balance sheet as follows:

                                                        June 30,   September 30,
                                                          2002         2001
                                                          ----         ----
     (in thousands)
     Reserve for uncollectible receivables
       (included in loans and investments)               $4,939       $3,231
     Reserve for contingent liabilities
       (included in accounts payable and accrued
       liabilities)                                         122          168
                                                         ------       ------
                                                         $5,061       $3,399
                                                         ======       ======



5.   The Company's retained interests in securitizations are set forth below.

                                          June 30,             September 30,
                                            2002                   2001
                                            ----                   ----
                                                  (in thousands)

     Regular interests                     $  968                 $ 7,619
     Residual interests                    16,638                  28,956
     Net servicing liabilities             55,998                  19,643
     Guarantee liabilities                 71,833                  36,180

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

     The Company estimates the fair value of its retained interests in securitizations by determining the present value of the associated expected future cash flows over the entire expected life of the loans using modeling techniques that incorporate estimates of key assumptions, which management believes market participants would use for similar interests. Such assumptions include prepayment speeds, net credit losses and interest rates used to discount cash flows.

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

     The key economic assumptions used in measuring the initial retained interests resulting from securitizations completed in the nine months ended June 30, 2002 were as follows:

                                                                   June 30,
                                                                     2002
                                                                   --------

     Approximate weighted average life (in years)                     4.8

     Estimated projected credit losses as a percentage
      of original principal balance of loans                         15.9%

     Approximate weighted average interest rate used
      to discount assumed residual cash flows                        30.0%

     Approximate assumed weighted average constant
      prepayment rate as a percentage of unpaid
      principal balance                                              16.3%

     The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

                                                         June 30,  September 30,
                                                           2002        2001
                                                        ----------  ----------
                                                            (in thousands)
     Aggregate unpaid principal balance of loans        $4,993,615  $4,854,849

     Weighted average interest rate of loans at
      period end                                              11.2%       11.0%

     Approximate assumed weighted average constant
      prepayment rate as a percentage of unpaid
      principal balance of loans                              12.4%       16.8%

     Approximate remaining assumed nondiscounted
      credit losses as a percentage of unpaid
      principal balance of loans                              18.6%       12.4%

     Approximate weighted average interest rate used
      to discount assumed residual cash flows                 16.7%       19.2%

     Interest rate used to discount assumed servicing
      asset cash flows                                        15.0%       15.0%

     Interest rate used to discount assumed servicing
      and guarantee liability cash flows                       4.8%        4.6%

     The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans and the interaction of assumptions. All data is based on weighted averages using unpaid or original principal balances of loans. See further discussion of assumptions in the "Consumer Finance Revenues" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table summarizes certain cash flows received from and paid to the securitization trusts during the nine months ended June 30, 2002:

                                                                 June 30,
                                                                   2002
                                                              --------------
                                                              (in thousands)

     Proceeds from new securitizations                          $ 622,427
     Servicing fees received                                       29,157
     Net advances of principal and interest to trusts               8,178
     Guarantee payments                                             1,660
     Cash flow received on retained regular interests               1,173
     Cash flow received on retained residual interests              5,801

     Loans serviced by the Company and related loans past due 90 days or more at June 30, 2002, are set forth below:

                                                 Total               Amount
                                               Principal         90 days or more
                                                 Amount             Past Due
                                               ---------         ---------------
                                                       (in thousands)

     Loans held for sale                        $132,979            $   5,022
     Securitized loans                         4,993,615              400,163


6. The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                     Severance     Plant, sales
                                                     and other      center and
                                                    termination       office          Asset
                                                      charges        closings      write-downs        Total
                                                  -------------------------------------------------------------
Original provision                                    $ 7,350        $ 7,384        $ 11,192        $ 25,926
Payments and balance sheet charges                     (1,707)          (141)        (11,192)        (13,040)
                                                  -------------------------------------------------------------
Balance 9/30/99                                         5,643          7,243              --          12,886
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (810)        (2,750)             --          (3,560)
                                                  -------------------------------------------------------------
Balance 12/31/99                                        4,833          4,493              --           9,326
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (550)        (1,183)             --          (1,733)
Reversal of restructuring charges                      (2,912)        (1,439)             --          (4,351)
                                                  -------------------------------------------------------------
Balance 3/31/00                                         1,371          1,871              --           3,242
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (81)          (685)            378            (388)
Reversal of restructuring charges                        (900)            (2)           (378)         (1,280)
                                                  -------------------------------------------------------------
Balance 6/30/00                                           390          1,184              --           1,574
                                                  -------------------------------------------------------------

Additional provision                                    1,974          1,780              15           3,769
Payments and balance sheet charges                     (1,505)        (1,277)            (15)         (2,797)
Reversal of restructuring charges                        (100)          (635)             --            (735)
                                                  -------------------------------------------------------------
Balance 9/30/00                                           759          1,052              --           1,811
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (519)          (109)             --            (628)
                                                  -------------------------------------------------------------
Balance 12/31/00                                          240            943              --           1,183
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (114)           (31)             --            (145)
                                                  -------------------------------------------------------------
Balance 3/31/01                                           126            912              --           1,038
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (55)           (33)             --             (88)
                                                  -------------------------------------------------------------
Balance 6/30/01                                            71            879              --             950
                                                  -------------------------------------------------------------

Additional provision                                      681          4,702          12,460          17,843
Payments and balance sheet charges                        (41)        (1,339)        (12,460)        (13,840)
Reversal of 1999 restructuring charges                    (30)           (45)             --             (75)
                                                  -------------------------------------------------------------
Balance 9/30/01                                           681          4,197              --           4,878
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (145)          (743)             --            (888)
                                                  -------------------------------------------------------------
Balance 12/31/01                                          536          3,454              --           3,990
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (50)          (593)            412            (231)
Reversal of 2001 restructuring charges                   (486)        (1,173)           (412)         (2,071)
                                                  -------------------------------------------------------------
Balance 3/31/02                                       $    --        $ 1,688        $     --        $  1,688
                                                  -------------------------------------------------------------

Payments and balance sheet charges                         --           (505)             --            (505)
                                                  -------------------------------------------------------------
Balance 6/30/02                                       $    --        $ 1,183        $     --        $  1,183
                                                  -------------------------------------------------------------

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

     The balance in the restructuring reserve at June 30, 2002 relates to provisions established during the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at June 30, 2002.

     During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.


7. During the quarter ended June 30, 2002 the Company recorded an $18.9 million charge related principally to the closure of a manufacturing facility in Texas and the reduction in the net book value of certain retail division assets. The plant was closed in order to support the Company's overall business strategy to align production rates with anticipated sales and to consolidate the Company's Texas manufacturing operations in more modern and efficient facilities. For the quarter and nine months ended June 30, 2002 the Texas plant generated operating losses of $0.1 million and $0.3 million, respectively. The retail division charge principally relates to the Company's plans to close nine unprofitable retail sales centers. For the quarter and nine months ended June 30, 2002 these retail sales centers collectively generated operating losses of $0.7 million and $2.2 million, respectively. Approximately $14.3 million of the $18.9 million charge was non-cash in nature and has been separately disclosed in the accompanying Consolidated Statement of Operations. The non-cash charges relate to the write down of assets, including land improvements, leasehold improvements, machinery and equipment and intangible assets. The remaining $4.6 million has been included in cost of sales and relates principally to costs to exit the Texas plant.

8. The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share ("EPS"):

                                                       Three months ended        Nine months ended
                                                            June 30,                  June 30,
                                                            --------                  --------
                                                       2002          2001         2002        2001
                                                       ----          ----         ----        ----
(in thousands, except per share data)

Numerator in loss per share calculation:
     Loss before cumulative effect of accounting
        changes                                     $(119,817)    $(47,958)    $(99,506)    $(109,642)
     Net loss                                       $(119,817)    $(50,234)    $(99,506)    $(126,508)

Denominator in loss per share calculation:
     Weighted average number of
        common shares outstanding                       9,498        9,422        9,485         9,415
     Unearned shares                                     --           --           --            --
                                                    ---------     --------     --------     ---------
     Denominator for basic EPS                          9,498        9,422        9,485         9,415
     Dilutive effect of stock options and
        restricted shares computed using
        the treasury stock method                        --           --           --            --
                                                    ---------     --------     --------     ---------
     Denominator for diluted EPS                        9,498        9,422        9,485         9,415
                                                    =========     ========     ========     =========

Loss per share:
     Loss before cumulative effect of accounting
        changes
        Basic                                       $  (12.61)    $  (5.09)    $ (10.49)    $  (11.65)
                                                    =========     ========     ========     =========
        Diluted                                     $  (12.61)    $  (5.09)    $ (10.49)    $  (11.65)
                                                    =========     ========     ========     =========

     Net loss
        Basic                                       $  (12.61)    $  (5.33)    $ (10.49)    $  (13.44)
                                                    =========     ========     ========     =========
        Diluted                                     $  (12.61)    $  (5.33)    $ (10.49)    $  (13.44)
                                                    =========     ========     ========     =========




     Stock options to purchase 521,985 and 763,378 shares of common stock, 1,924,779 and 1,906,888 shares which may be acquired pursuant to a stock warrant, and 10,604 and 109,567 unearned restricted shares at June 30, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

9. During the first quarter of fiscal 2002 the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At June 30, 2002 OAR had approximately $32.1 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No. 125" ("FAS 140").

10. The estimated principal payments under notes and bonds payable are $0.8 million, $0.9 million, $125.4 million, $0.8 million, and $0.8 million for the 12 months ended June 30, 2003, 2004, 2005, 2006, and 2007, respectively, and the balance is payable thereafter.

11. The Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management's opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company's results of operations, financial condition or cash flows.

     The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $15.4 million at June 30, 2002. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $274.8 million at June 30, 2002. Such guarantees obligate the Company to make payments in amounts equal to the excess, if any, of principal and interest distributions payable on the guaranteed securities over the cash available for such purpose in the underlying securitization trusts. Such payments may arise as a result of credit losses on the underlying trusts or because of structural provisions of the guaranteed securities which give rise to guarantee payments unrelated to loan pool performance. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The Company's estimated potential obligations under such repurchase agreements approximated $101.8 million at June 30, 2002. Losses under these repurchase agreements have not been significant as of June 30, 2002.

12. The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company's business segments:

                                    Three months ended      Nine months ended
                                         June 30,                June 30,
                                         --------                --------
(in thousands)                       2002        2001        2002        2001
                                     ----        ----        ----        ----
Revenues
    Retail                        $ 138,709   $ 151,853   $ 388,670   $ 496,356
    Manufacturing                   182,245     167,268     488,948     470,602
    Consumer finance                (70,010)      3,203     (35,340)     27,489
    Insurance                        10,861      12,836      32,142      37,438
    Eliminations/other              (71,325)    (77,933)   (196,446)   (226,849)
                                  ---------   ---------   ---------   ---------
                                  $ 190,480   $ 257,227   $ 677,974   $ 805,036
                                  =========   =========   =========   =========

Loss before interest expense,
  investment income and income
  taxes
    Retail                        $ (17,078)  $ (27,356)  $ (41,128)  $ (71,097)
    Manufacturing                    (1,065)     10,099      13,122      14,517
    Consumer finance                (90,843)    (13,285)   (119,318)    (11,546)
    Insurance                         3,908       5,942      12,709      17,697
    Eliminations/other               (4,717)     (6,708)    (14,377)    (15,156)
                                  ---------   ---------   ---------   ---------
                                   (109,795)    (31,308)   (148,992)    (65,585)
Interest expense                    (10,065)    (16,856)    (29,395)    (44,671)
Investment income                        43         206         152         614
                                  ---------   ---------   ---------   ---------
Loss before income taxes and
  cumulative effect of
  accounting changes              $(119,817)  $ (47,958)  $(178,235)  $(109,642)
                                  =========   =========   =========   =========

Depreciation and amortization
    Retail                        $   2,011   $   4,002   $   6,737   $  10,034
    Manufacturing                     3,794       4,102      11,475      12,741
    Consumer finance                    545       2,670       1,584       8,703
    Eliminations/other                1,487       6,908       4,525      14,799
                                  ---------   ---------   ---------   ---------
                                  $   7,837   $  17,682   $  24,321   $  46,277
                                  =========   =========   =========   =========

Capital expenditures
    Retail                        $      96   $     849   $   1,385   $   2,060
    Manufacturing                       880         852       3,333       2,589
    Consumer finance                    740         530       1,215       2,396
    Eliminations/other                  439         629       1,161       2,375
                                  ---------   ---------   ---------   ---------
                                  $   2,155   $   2,860   $   7,094   $   9,420
                                  =========   =========   =========   =========

                                  June 30,  September 30,
                                    2002        2001
                                    ----        ----
Identifiable assets

    Retail                        $ 402,025   $ 478,976
    Manufacturing                   242,066     258,498
    Consumer finance                243,651     384,244
    Insurance                       109,662     123,405
    Eliminations/other             (155,319)   (322,833)
                                  ---------   ---------
                                  $ 842,085   $ 922,290
                                  =========   =========

13. In June 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are that goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The Company is required to adopt FAS 142 at the beginning of 2003. The Company has not yet determined the impact that this statement could have on its financial position or results of operations. However, the application of the non-amortization provisions of FAS 142 would be expected to result in a decrease of pre-tax loss in 2002. For the nine months ended June 30, 2002 amortization of intangible assets was approximately $3.6 million, all of which would be subject to the non-amortization provisions of FAS 142. At June 30, 2002 goodwill and other intangible assets were $45.2 million net of accumulated amortization.

14. On June 18, 2001 the Company effected a one-for-five reverse stock split. All shares and per share amounts have been adjusted retroactively to give effect to the reverse split.

15. For the nine months ending June 30, 2002 and 2001 the Company reported net losses of $99.5 million and $126.5 million, respectively. Included in the net loss for the nine months ended June 30, 2002 and 2001 were impairment and valuation provisions of $85.2 million and $30.7 million, respectively. These charges are more fully described in the "Consumer Finance Revenues" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations'.

     The net loss for the nine months ended June 30, 2002 reflects an income tax benefit of $78.7 million. Approximately $6.5 million of the benefit resulted from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision. The remaining $72.2 million income tax benefit resulted from the enactment of the Job Creation and Worker Assistance Act of 2002 ("the Act") on March 8, 2002. The Act extended the period to which certain net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.

     The Company's operating results reflect difficult business conditions within the manufactured housing industry. The Company continues to operate in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a general reduction in the availability of financing at both the wholesale and retail levels. These problems have been magnified by a decline in overall economic conditions which has resulted in higher loan delinquencies, increased repossessions and reduced recovery rates associated with the sale of repossessed homes. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% and 22% during calendar years 2000 and 2001, respectively. For the nine month period ended June 30, 2002, the industry estimates that shipments have further declined by approximately 9% compared to the same period last year.

     The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts have continued through the first nine months of fiscal 2002 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $243.8 million reduction in inventories since September 1999, have negatively affected the Company's reported earnings. Although the Company anticipates a loss for the fiscal year, it believes that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its credit facilities, which are described below, will provide sufficient liquidity to meet obligations and execute its business plan during the remainder of fiscal 2002. However, there can be no assurances that the Company will be able to continue to access the asset-backed securities market. There can also be no assurances that the Company will be able to meet the covenants contained in its loan agreements.

     In the event of further deterioration in market conditions, the Company would take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operational assets.

     The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At June 30, 2002 the Company was operating 19 plants. Should market conditions worsen from those anticipated, the Company will continue to curtail production by lowering production speed or idling additional production facilities.

     The Company's primary sources of liquidity include cash generated by operations, borrowing availability under its three credit facilities and its securitization program through which loans are sold into the asset-backed securities market. During 2002 the Company also received an income tax refund and expects to receive an additional refund in 2003 as described above.

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

     During the first nine months of fiscal 2002 the Company's operating activities provided $40.1 million of cash principally as a result of a $28.8 million reduction in inventory and the timing of its asset-backed securitizations offset by the increased costs associated with its loan assumption program, which is an alternative means to repossession in dealing with troubled loans as more fully described in the "Consumer Finance Revenues" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations". For the nine months ended June 30, 2002, the Company expended cash approximating $47.6 million in connection with the loan assumption program. As previously described, the Company substantially curtailed its use of this program in June 2002.

     The Company's liquidity position continues to be adversely affected by defaulted loans in the Company's servicing portfolio, which have negatively affected cash flow, through both reduced residual cash flow from retained securitization interests and as a result of the costs borne by the Company on the loan assumption program. In addition, delinquency on loans, including those in repossession, adversely affect liquidity because the Company is obligated, in most cases, to make servicing advances of delinquent mortgage payments. While the curtailment of the loan assumption program will improve liquidity, the Company's increased disposition of repossessions through the wholesale channel of distribution will partially offset this improvement as servicing fees and cash received from retained residual interests will be reduced.

     Liquidity also has been and may continue to be negatively affected by increasing insurance costs and credit support requirements associated with its general corporate insurance program. These expected higher rates and deductibles reflect what management believes is an increasingly competitive insurance market. Management also expects that the Company's liquidity position will continue to be negatively affected by its insurers' increased requirements for letters of credit, surety bonds or other similar forms of collateral.

     The Company currently has in place three credit facilities that it believes are adequate to meet liquidity needs during fiscal 2002. During the second quarter of 2001 a newly formed, special purpose subsidiary of the Company entered into a three-year, $200 million loan purchase facility with a financial institution that provides for funding of up to 81% of qualifying loan principal balances held for sale. Under the facility, the Company issued to a sister company of the financial institution a warrant valued at $11.0 million to acquire approximately 1.9 million shares of the Company's common stock with an exercise price of approximately $9.75 per share. The warrant, which is immediately exercisable, expires in February 2009.

     During the first quarter of fiscal 2002 the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At June 30, 2002 OAR had approximately $32.1 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under FAS 140.

     During the second quarter of fiscal 2002 the Company closed a new $65 million revolving credit facility. The facility matures in January 2007 and is collateralized by substantially all assets of the Company excluding raw materials inventory and loans held for sale. The primary purposes of the facility are to support outstanding letters of credit of approximately $47.3 million and to provide additional cash borrowing capacity. The agreement contains financial covenants which, among other things, specify minimum levels of tangible net worth and earnings before interest, taxes and depreciation and amortization, and limit capital expenditures. Borrowings outstanding under the facility bear interest at the greater of LIBOR plus 3.50% or 9%.

     At June 30, 2002 the Company was in compliance with all covenants contained in its debt agreements or had obtained waivers and amendments for any violations.

     The Company continues to generate liquidity through its securitization program. The retail financing of sales of the Company's products is an integral part of the Company's business strategy, particularly because there has been a significant reduction in the number of lenders offering financing to purchasers of manufactured housing. If the Company were unable to offer consumer financing to its customers through its Oakwood Acceptance finance subsidiary, sales could be adversely affected because of the scarcity of alternative financing sources. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. While the Company has for many years successfully accessed this market, an interruption of such access, either completely or with respect to relatively lower credit-rated portions of securitizations, would adversely affect the Company's liquidity. Should the Company's ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing would adversely affect the Company's liquidity and operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                          CRITICAL ACCOUNTING POLICIES
                          ----------------------------

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

The Company estimates the fair value of retained REMIC interests, including regular and residual interests, servicing contracts, and guarantee liabilities based, in part, upon net credit loss, discount rate and prepayment speed assumptions which management believes market participants would use for similar instruments.

In accordance with EITF 99-20, income on retained REMIC regular and residual interests is recorded using the level yield method over the period such interests are outstanding. The rate of voluntary prepayments and the amount and timing of net credit losses affect the Company's yield on retained regular and residual REMIC interests and the fair value of such interests and of servicing contracts and guarantee liabilities in periods subsequent to the securitization; the actual rate of voluntary prepayments and net credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company's prepayment and credit loss experience is more favorable than that assumed, the Company's yield on its REMIC residual interests will be enhanced. If experience is worse than assumed, then impairment charges could result. The yield to maturity of regular REMIC interests may be influenced by prepayment rates and net credit losses, but is less likely to be influenced by such factors because cash distributions on regular REMIC interests are senior to distributions on residual REMIC interests.

Residual and regular REMIC interests retained by the Company following securitization are considered available for sale and are carried at their estimated fair value. The Company has no securities held for trading or investment purposes.

Declines in the value of retained REMIC interests are recognized when the fair value of the retained interest is less than its carrying value and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value.

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

Guarantee liabilities

The Company estimates the fair value of guarantee liabilities as the greater of the estimated price differential between guaranteed and substantially similar unguaranteed securities offered for sale by the Company and the present value of payments, if any, estimated to be made as a result of such guarantees. Guarantee liabilities are amortized to income over the period during which the guarantee is outstanding. Amortization is commenced only after a demonstrated history of pool performance.

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


                              RESULTS OF OPERATIONS
                              ---------------------

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

     The following table summarizes certain statistics for the quarters ended June 30, 2002 and 2001:

                                                            2002         2001
                                                            ----         ----
Retail sales (in millions)                                 $ 137.0      $ 150.9
Wholesale sales (in millions)                              $ 113.9      $  89.7
Total sales (in millions)                                  $ 250.9      $ 240.6
Gross profit % - consolidated                                 22.3%        20.3%
New single-section homes sold - retail                         624          884
New multi-section homes sold - retail                        1,908        2,140
Used homes sold - retail                                       245          295
New single-section homes sold - wholesale                      852          513
New multi-section homes sold - wholesale                     2,533        2,077
Average new single-section sales price - retail            $32,100      $30,900
Average new multi-section sales price - retail             $59,600      $55,800
Average new single-section sales price - wholesale         $19,200      $21,800
Average new multi-section sales price - wholesale          $38,400      $38,500
Weighted average retail sales centers
  open during the period                                       236          348

Net sales

The Company's retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, fewer promotional programs and a reduction in the number of open sales centers during the quarter ended June 30, 2002. Retail sales dollar volume decreased 9%, reflecting a 16% decrease in new unit volume principally as a result of the Company operating fewer sales centers at June 30, 2002 as compared to the same quarter last year. This decrease was partially offset by increases of 4% and 7% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 75% of retail new unit sales compared to 71% in the quarter ended June 30, 2001. Average retail sales prices on single-section and multi-section homes increased as a result of fewer promotional programs targeted at selling older inventory models in the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001.

During the quarters ended June 30, 2002 and 2001 the Company opened no new sales centers. The Company closed two underperforming sales centers during the quarter ended June 30, 2002. During the quarter ended June 30, 2001 the Company closed 14 sales centers and converted one sales center to a center that exclusively markets repossessed homes. At June 30, 2002 the Company had 236 retail sales centers open compared to 340 open at June 30, 2001. Total new retail sales dollars at sales centers open more than one year increased 16% during the quarter ended June 30, 2002. At June 30, 2002 the Company operated 37 sales centers that exclusively market repossessed homes compared to 15 at June 30, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 27%, reflecting a 31% increase in unit volume. This increase was partially offset by a decrease in the average new unit sales price of single-section homes of 12%.

Gross profit

Consolidated gross profit margin increased from 20.3% in the quarter ended June 30, 2001 to 22.3% in the quarter ended June 30, 2002. Excluding the $4.6 million charge included in cost of sales for the quarter ended June 30, 2002 related to the closure of a Texas plant as discussed below, the gross profit margin would have been 24.2%. The increase resulted principally from improved manufacturing efficiencies and reduced promotional pricing associated with the Company's planned inventory reduction during the quarter ended June 30, 2002. These increases were partially offset by a higher percentage of wholesale sales to independent retailers in the quarter ended June 30, 2002. Wholesale sales typically carry lower margins than the Company's integrated retail sales.

The Company believes that consolidated gross profit margin better reflects the Company's results of operations than the integrated gross profit margin ratio previously shown.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                     Three months ended
                                                           June 30,
(in thousands)                                       2002           2001
                                                     ----           ----

Interest income                                   $  4,245        $  5,837
Servicing fees                                       9,437           8,770
REMIC residual income                                  960           2,755

Gains (losses) on securities sold and
  loans sold or held for sale:
    Gain on sale of securities and loans             1,089           3,415
    Valuation (provision) reversal on loans
      held for sale                                 (2,407)          2,739
                                                  --------        --------
                                                    (1,318)          6,154
                                                  --------        --------

Impairment and valuation
    provisions                                     (84,056)        (20,647)
Other                                                  722             334
                                                  --------        --------
                                                  $(70,010)       $  3,203
                                                  ========        ========

The decrease in interest income reflects decreased income on retained regular REMIC interests as a result of the sale of the majority of these assets during the fourth quarter of fiscal 2001 and lower average interest rates on loans held for sale in the warehouse prior to securitization. This decrease was partially offset by higher average outstanding balances of loans held for sale in the warehouse prior to securitization. The higher average warehouse balances resulted principally from the timing of securitizations.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of a net decrease in servicing asset and liability amortization. The increase was partially offset by lower overall servicing cash flows from the Company's securitizations. The timing and amount of servicing cash flows may vary based on the overall performance of loans in the securitizations and the number of repossessions liquidated.

In some instances certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee for a given period. The Company has not recorded revenues or receivables for these shortfalls because the Company's right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of increased liquidations of repossessions.

For the quarter ended June 30, 2002 the Company recorded a loss of $0.6 million on the securitization of $249.0 million of installment sale contracts and mortgage loans. The loss resulted principally from a decrease from the prior year in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized as well as increased overcollateralization requirements. Offsetting this loss were gains principally resulting from the Company's termination of its 1991-1 and 1993-2 REMIC securitization trusts and the sale of a retained regular interest. Such gains aggregated $1.7 million.

During the quarter, the Company also recorded a charge of $2.4 million to reduce the carrying value of loans held for sale to a lower of cost or market basis at June 30, 2002.

Impairment and valuation provisions are summarized as follows:

                                                     Three months ended
                                                          June 30,
(in thousands)                                       2002          2001
                                                     ----          ----

Impairment writedowns of residual
    REMIC interests                                $ 1,914      $    102
Impairment writedowns of regular
    REMIC interests                                   --          20,563
Valuation allowances on servicing
    contracts                                       45,390          --
Additional provision for (amortization of)
    potential guarantee obligations on
    REMIC securities sold                           36,752           (18)
                                                   -------      --------
                                                   $84,056      $ 20,647
                                                   =======      ========



These charges generally resulted from changes in the assumptions of net credit losses and voluntary prepayment rates on securitized loans. During June 2002, the Company decided to substantially curtail its loan assumption program, which was implemented during 2001. The elimination of the loan assumption program, and the Company's need to reduce the number of repossessed homes on hand, will require the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. As a result of this decision, the Company expects future net credit losses to increase, particularly in the near-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows, projected shortfalls in future servicing fee revenues and estimated payments under guarantee obligations on certain subordinated securities sold. This decrease in recovery rates was projected to be most significant over the next 24 months, reflecting the Company's current disposition plan, the weakened economy and the industry's current oversupply of repossessed homes. Downward adjustments to assumed recovery rates were less substantial for periods after the next 24 months. In addition to these changes to estimated net credit losses, the Company also reduced its voluntary prepayment speed assumptions over the estimated lives of the securitization transactions to reflect the industry's current retail lending interest rate environment, reduced retail consumer lending capacity as well as the Company's recent actual voluntary prepayment experience.

As further described in the Company's Annual Report on Form 10-K, the Company's retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the net credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults. At June 30, 2002, the aggregate valuation of retained interests was a net liability of $110.2 million. The effect of a 10% adverse change in the net credit losses assumption at June 30, 2002 would increase the net liability by approximately $53.7 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor's loan. The expenses associated with this program, which have been recorded in the Company's consolidated statement of operations, amounted to $7.4 million and $3.7 million for the quarters ended June 30, 2002 and 2001, respectively. During June 2002 the Company decided to substantially curtail the loan assumption program and converted the majority of assumption units to repossession status. The reduction in use of this program should reduce the cash costs associated with the program. See further discussion in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

For the quarter ended June 30, 2002 total credit losses on the Company's loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 2.91% on an annualized basis of the average principal balance of the related loans, compared to approximately 2.20% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. Expenses associated with the loan assumption program, as described above, are also included in total credit losses as a percentage of average principal balance and are the principal reason for the increase during the quarter ended June 30, 2002. At June 30, 2002 the Company had a total of 6,772 unsold properties in repossession or foreclosure, including former pending assumption or equity transfer units that were converted to repossession status at June 30, 2002, (approximately 5.03% of the total number of serviced assets) compared to 6,461, 5,033 and 4,807 at March 31, 2002, June 30, 2001 and March 31, 2001,
respectively (approximately 4.82%, 3.77% and 3.72%, respectively, of the total number of serviced assets).

At June 30, 2002 and 2001 the delinquency rate on the Company's serviced assets was 5.5%. Higher delinquency levels may result in increased repossessions and loan assumptions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 26% to $7.7 million in the quarter ended June 30, 2002 from $10.4 million in the quarter ended June 30, 2001. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trends experienced in 2001 and the first nine months of fiscal 2002 continue, insurance revenues will continue to decline in future periods.

The Company has entered into a quota share agreement that management believes reduces the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement reduces the levels of credit support, which take the form of letters of credit and/or cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under this arrangement, which covers physical damage policies, the Company retro-cedes 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the Company receives a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As a result of the Company's favorable loss experience, the Company recognized incremental commissions of $0.6 million during the quarter ended June 30, 2002 compared to $1.7 million in the third quarter of 2001.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.2 million, or 12%, during the quarter ended June 30, 2002 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 26.5% in the quarter ended June 30, 2002 from 31.5% in the quarter ended June 30, 2001. The decrease is primarily due to ongoing cost containment measures and the closure of underperforming sales centers having a high ratio of fixed costs to sales. Selling, general and administrative expenses for the quarter ended June 30, 2001 included a $2.1 million charge associated with the closure of 12 retail sales centers.

Consumer finance operating expenses

Consumer finance operating expenses decreased 18% during the quarter ended June 30, 2002 principally as a result of the inclusion of loan assumption costs of $3.7 million in consumer finance operating expenses for the quarter ended June 30, 2001. The costs of the assumption program are reflected in the provision for credit losses for the quarter ended June 30, 2002.

Insurance operating expenses

Insurance operating costs decreased 14% during the quarter ended June 30, 2002 compared to the quarter ended June 30, 2001 principally as a result of favorable claims experience. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                     Severance     Plant, sales
                                                     and other      center and
                                                    termination       office          Asset
                                                      charges        closings      write-downs        Total
                                                  -------------------------------------------------------------
Original provision                                    $ 7,350        $ 7,384        $ 11,192        $ 25,926
Payments and balance sheet charges                     (1,707)          (141)        (11,192)        (13,040)
                                                  -------------------------------------------------------------
Balance 9/30/99                                         5,643          7,243              --          12,886
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (810)        (2,750)             --          (3,560)
                                                  -------------------------------------------------------------
Balance 12/31/99                                        4,833          4,493              --           9,326
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (550)        (1,183)             --          (1,733)
Reversal of restructuring charges                      (2,912)        (1,439)             --          (4,351)
                                                  -------------------------------------------------------------
Balance 3/31/00                                         1,371          1,871              --           3,242
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (81)          (685)            378            (388)
Reversal of restructuring charges                        (900)            (2)           (378)         (1,280)
                                                  -------------------------------------------------------------
Balance 6/30/00                                           390          1,184              --           1,574
                                                  -------------------------------------------------------------

Additional provision                                    1,974          1,780              15           3,769
Payments and balance sheet charges                     (1,505)        (1,277)            (15)         (2,797)
Reversal of restructuring charges                        (100)          (635)             --            (735)
                                                  -------------------------------------------------------------
Balance 9/30/00                                           759          1,052              --           1,811
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (519)          (109)             --            (628)
                                                  -------------------------------------------------------------
Balance 12/31/00                                          240            943              --           1,183
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (114)           (31)             --            (145)
                                                  -------------------------------------------------------------
Balance 3/31/01                                           126            912              --           1,038
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (55)           (33)             --             (88)
                                                  -------------------------------------------------------------
Balance 6/30/01                                            71            879              --             950
                                                  -------------------------------------------------------------

Additional provision                                      681          4,702          12,460          17,843
Payments and balance sheet charges                        (41)        (1,339)        (12,460)        (13,840)
Reversal of 1999 restructuring charges                    (30)           (45)             --             (75)
                                                  -------------------------------------------------------------
Balance 9/30/01                                           681          4,197              --           4,878
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (145)          (743)             --            (888)
                                                  -------------------------------------------------------------
Balance 12/31/01                                          536          3,454              --           3,990
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (50)          (593)            412            (231)
Reversal of 2001 restructuring charges                   (486)        (1,173)           (412)         (2,071)
                                                  -------------------------------------------------------------
Balance 3/31/02                                       $    --        $ 1,688        $     --        $  1,688
                                                  -------------------------------------------------------------

Payments and balance sheet charges                         --           (505)             --            (505)
                                                  -------------------------------------------------------------
Balance 6/30/02                                       $    --        $ 1,183        $     --        $  1,183
                                                  -------------------------------------------------------------

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

The balance in the restructuring reserve at June 30, 2002 relates to provisions established during the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at June 30, 2002.

During the execution of the Company's restructuring plans, approximately 2,800 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan.

Asset impairment charges

During the quarter ended June 30, 2002 the Company recorded asset impairment charges of $14.3 million principally related to the closure of a manufacturing facility and the reduction in net book value of certain retail division assets.

Interest expense

Interest expense for the quarter ended June 30, 2002 decreased $6.8 million, or 40%, from the third quarter of fiscal 2001 due principally to lower average balances outstanding on short-term credit facilities during the quarter ended June 30, 2002 and a prior year charge of $3.1 million to expense costs associated with efforts to replace its revolving credit facility.

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


Nine months ended June 30, 2002 compared to nine months ended June 30, 2001
---------------------------------------------------------------------------

     The following table summarizes certain statistics for the nine months ended June 30, 2002 and 2001:

                                                         2002            2001
                                                         ----            ----
Retail sales (in millions)                              $  383.6       $  491.0
Wholesale sales (in millions)                           $  301.3       $  249.2
Total sales (in millions)                               $  684.9       $  740.2
Gross profit % - consolidated                               23.1%          20.3%
New single-section homes sold - retail                     1,791          3,172
New multi-section homes sold - retail                      5,369          6,902
Used homes sold - retail                                     742          1,065
New single-section homes sold - wholesale                  2,151          1,411
New multi-section homes sold - wholesale                   6,685          5,681
Average new single-section sales price - retail          $31,900        $30,300
Average new multi-section sales price - retail           $59,000        $55,300
Average new single-section sales price - wholesale       $19,200        $21,400
Average new multi-section sales price - wholesale        $38,800        $38,700
Weighted average retail sales centers
  open during the period                                     245            363

Net sales

The Company's retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, fewer promotional programs and a reduction in the number of open sales centers during the nine months ended June 30, 2002. Retail sales dollar volume decreased 22%, reflecting a 29% decrease in new unit volume principally as a result of the Company operating fewer sales centers at June 30, 2002 as compared to the same quarter last year. This decrease was partially offset by increases of 5% and 7% in the average new unit sales prices of single-section and multi-section homes, respectively, and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 75% of retail new unit sales compared to 69% in the nine months ended June 30, 2001. Average retail sales prices on single-section and multi-section homes increased as a result of fewer promotional programs targeted at selling older inventory models in the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001.

During the nine months ended June 30, 2002 the Company opened no new sales centers compared to one new sales center during the nine months ended June 30, 2001. The Company closed 60 underperforming sales centers during the nine months ended June 30, 2002 and converted three sales centers to centers that exclusively market repossessed homes. The closure or conversion of sales centers resulted principally from the Company's restructuring plan, which was announced during the fourth quarter of 2001 and is described below. During the nine months ended June 30, 2001 the Company closed 26 underperforming sales centers and converted 13 sales centers to centers that exclusively market repossessed inventory. At June 30, 2002 the Company had 236 retail sales centers open compared to 340 open at June 30, 2001. Total new retail sales dollars at sales centers open more than one year decreased 2% during the nine months ended June 30, 2002. At June 30, 2002 the Company operated 37 sales centers that exclusively market repossessed homes compared to 15 at June 30, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 21%, reflecting a 25% increase in unit volume. This increase was partially offset by a decrease in the average new unit sales price of single-section homes of 10%.

Gross profit

Consolidated gross profit margin increased from 20.3% in the nine months ended June 30, 2001 to 23.1% in the quarter ended June 30, 2002. The increase resulted principally from improved manufacturing efficiencies and reduced promotional pricing associated with the Company's planned inventory reduction during the nine months ended June 30, 2002. These increases were partially offset by a higher percentage of wholesale sales in the nine months ended June 30, 2002. Wholesale sales typically carry lower margins than the Company's integrated retail sales.

The Company believes that consolidated gross profit margin better reflects the Company's results of operations than the integrated gross profit margin ratio previously shown.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

                                                        Nine months ended
                                                            June 30,
(in thousands)                                       2002              2001
                                                     ----              ----

Interest income                                   $ 10,568          $ 25,646
Servicing fees                                      31,126            18,331
REMIC residual income                                4,014             6,025

Gains (losses) on securities sold and
  loans sold or held for sale:
    Gain on sale of securities and loans             4,407             7,041
    Valuation provision on loans
      held for sale                                 (2,407)               --
                                                  --------          --------
                                                     2,000             7,041
                                                  --------          --------

Impairment and valuation
    provisions                                     (85,170)          (30,735)
Other                                                2,122             1,181
                                                  --------
                                                  $(35,340)         $ 27,489
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

The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of increased liquidations of repossessions in certain securitizations during the nine months ended June 30, 2002.

The gain on sale of securities and loans during the nine months ended June 30, 2002 reflects the completion of three securitizations. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

The Company recorded a charge of $2.4 million to reduce the carrying value of loans held for sale to a lower of cost or market basis at June 30, 2002.

Impairment and valuation provisions are summarized as follows:

                                                       Nine months ended
                                                            June 30,
(in thousands)                                       2002              2001
                                                     ----              ----

Impairment writedowns of residual
    REMIC interests                                 $ 1,914          $    245
Impairment writedowns of regular
    REMIC interests                                      --            20,563
Valuation provisions on servicing
    contracts                                        46,614             9,945
Additional provision for (amortization of)
    potential guarantee obligations on
    REMIC securities sold                            36,642               (18)
                                                   --------          --------
                                                   $ 85,170          $ 30,735
                                                   ========          ========

These charges generally resulted from changes in the assumptions of net credit losses and voluntary prepayment rates on securitized loans. During June 2002, the Company decided to substantially curtail its loan assumption program, which was implemented during 2001. The elimination of the loan assumption program, and the Company's need to reduce the number of repossessed homes on hand, will require the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. As a result of this decision, the Company expects future net credit losses to increase, particularly in the near-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows, projected shortfalls in future servicing fee revenues and estimated payments under guarantee obligations on certain subordinated securities sold. This decrease in recovery rates was projected to be most significant over the next 24 months, reflecting the Company's current disposition plan, the weakened economy and the industry's current oversupply of repossessed homes. Downward adjustments to assumed recovery rates were less substantial for periods after the next 24 months. In addition to these changes to estimated net credit losses, the Company also reduced its voluntary prepayment speed assumptions over the estimated lives of the securitization transactions to reflect the industry's current retail lending interest rate environment, reduced retail consumer lending capacity as well as the Company's recent actual voluntary prepayment experience.

As further described in the Company's Annual Report on Form 10-K, the Company's retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the net credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults. At June 30, 2002, the aggregate valuation of retained interests was a net liability of $110.2 million. The effect of a 10% adverse change in the net credit losses assumption at June 30, 2002 would increase the net liability by approximately $53.7 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor's loan. The expenses associated with this program, which have been recorded in the Company's consolidated statement of operations amounted to $38.0 million and $3.9 million for the nine months ended June 30, 2002 and 2001, respectively. During June 2002 the Company decided to substantially curtail the loan assumption program and converted the majority of assumption units to repossession status. The reduction in use of this program should reduce the cash costs associated with the program. See further discussion in the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations".

For the nine months ended June 30, 2002 total credit losses on the Company's loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 3.31% on an annualized basis of the average principal balance of the related loans, compared to approximately 1.95% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. Expenses associated with the loan assumption program, as described above, are also included in total credit losses as a percentage of average principal balance and are the principal reason for the increase during the quarter ended June 30, 2002. At June 30, 2002 the Company had a total of 6,772 unsold properties in repossession or foreclosure, including former pending assumption or equity transfer units that were converted to repossession status at June 30, 2002, (approximately 5.03% of the total number of serviced assets) compared to 6,461, 5,033 and 4,807 at March 31, 2002, June 30, 2001 and March 31, 2001, respectively (approximately 4.82%, 3.77% and 3.72%, respectively, of the total number of serviced assets).

At June 30, 2002 and 2001 the delinquency rate on the Company's serviced assets was 5.5%. Higher delinquency levels may result in increased repossessions and loan assumptions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company's captive reinsurance business decreased 24% to $22.7 million in the nine months ended June 30, 2002 from $29.9 million in the nine months ended June 30, 2001. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company's retail operations. If the adverse retail sales trends experienced in 2001 and the first nine months of fiscal 2002 continue, insurance revenues will continue to decline in future periods.

The Company has entered into a quota share agreement that management believes reduces the volatility of the Company's earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods. The agreement reduces the levels of credit support, which take the form of letters of credit and/or cash, to secure the reinsurance subsidiary's obligations to pay claims and to meet regulatory capital requirements. Under this arrangement, which covers physical damage policies, the Company retro-cedes 50% of the Company's physical damage premiums and losses on an ongoing basis. In return, the Company receives a nonrefundable commission with the potential to receive an incremental commission based on favorable loss experience. As a result of the Company's favorable loss experience, the Company recognized incremental commissions of $0.6 million during the nine months ended June 30, 2002 compared to $1.7 million in the same period last year.

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

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $34.6 million, or 15%, during the nine months ended June 30, 2002 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 28.4% in the nine months ended June 30, 2002 from 30.9% in the nine months ended June 30, 2001. The decrease is primarily due to ongoing cost containment measures and the closure of underperforming sales centers having a high ratio of fixed costs to sales. Selling, general and administrative expenses for the nine months ended June 30, 2001 included a $2.1 million charge associated with the closure of 12 retail sales centers.

Consumer finance operating expenses

Consumer finance operating expenses increased 13% during the nine months ended June 30, 2002 principally as a result of increased headcount in the collections and loan assumption areas and higher expenses associated with discounting increased customer advance and extension balances. Consumer finance operating expenses included $3.9 million of costs related to the assumption program for the nine months ended June 30, 2001. The costs of the assumption program are reflected in the provision for credit losses for the nine months ended June 30, 2002.


Insurance operating expenses

Insurance operating costs decreased 18% during the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company's earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company's purchase of catastrophe reinsurance, should reduce the Company's underwriting exposure to natural disasters.

Restructuring charges

The following table sets forth the activity by quarter in each component of the Company's restructuring reserve (in thousands):

                                                     Severance     Plant, sales
                                                     and other      center and
                                                    termination       office          Asset
                                                      charges        closings      write-downs        Total
                                                  -------------------------------------------------------------
Original provision                                    $ 7,350        $ 7,384        $ 11,192        $ 25,926
Payments and balance sheet charges                     (1,707)          (141)        (11,192)        (13,040)
                                                  -------------------------------------------------------------
Balance 9/30/99                                         5,643          7,243              --          12,886
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (810)        (2,750)             --          (3,560)
                                                  -------------------------------------------------------------
Balance 12/31/99                                        4,833          4,493              --           9,326
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (550)        (1,183)             --          (1,733)
Reversal of restructuring charges                      (2,912)        (1,439)             --          (4,351)
                                                  -------------------------------------------------------------
Balance 3/31/00                                         1,371          1,871              --           3,242
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (81)          (685)            378            (388)
Reversal of restructuring charges                        (900)            (2)           (378)         (1,280)
                                                  -------------------------------------------------------------
Balance 6/30/00                                           390          1,184              --           1,574
                                                  -------------------------------------------------------------

Additional provision                                    1,974          1,780              15           3,769
Payments and balance sheet charges                     (1,505)        (1,277)            (15)         (2,797)
Reversal of restructuring charges                        (100)          (635)             --            (735)
                                                  -------------------------------------------------------------
Balance 9/30/00                                           759          1,052              --           1,811
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (519)          (109)             --            (628)
                                                  -------------------------------------------------------------
Balance 12/31/00                                          240            943              --           1,183
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (114)           (31)             --            (145)
                                                  -------------------------------------------------------------
Balance 3/31/01                                           126            912              --           1,038
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (55)           (33)             --             (88)
                                                  -------------------------------------------------------------
Balance 6/30/01                                            71            879              --             950
                                                  -------------------------------------------------------------

Additional provision                                      681          4,702          12,460          17,843
Payments and balance sheet charges                        (41)        (1,339)        (12,460)        (13,840)
Reversal of 1999 restructuring charges                    (30)           (45)             --             (75)
                                                  -------------------------------------------------------------
Balance 9/30/01                                           681          4,197              --           4,878
                                                  -------------------------------------------------------------

Payments and balance sheet charges                       (145)          (743)             --            (888)
                                                  -------------------------------------------------------------
Balance 12/31/01                                          536          3,454              --           3,990
                                                  -------------------------------------------------------------

Payments and balance sheet charges                        (50)          (593)            412            (231)
Reversal of 2001 restructuring charges                   (486)        (1,173)           (412)         (2,071)
                                                  -------------------------------------------------------------
Balance 3/31/02                                       $    --        $ 1,688        $     --        $  1,688
                                                  -------------------------------------------------------------



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

The balance in the restructuring reserve at June 30, 2002 relates to provisions established during the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at June 30, 2002.

Interest expense

Interest expense for the nine months ended June 30, 2002 decreased $15.3 million, or 34%, from the first nine months of fiscal 2001 due principally to lower average balances outstanding on short-term credit facilities during the nine months ended June 30, 2002 and a prior year charge of $3.1 million to expense costs associated with efforts to replace its revolving credit facility.

Income taxes

For the nine months ended June 30, 2002 the Company recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.


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

Cumulative effect of accounting changes

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

Liquidity and Capital Resources

For the nine months ending June 30, 2002 and 2001 the Company reported net losses of $99.5 million and $126.5 million, respectively. Included in the net loss for the nine months ended June 30, 2002 and 2001 were impairment and valuation provisions of $85.2 million and $30.7 million, respectively. These charges are more fully described in the "Consumer Finance Revenues" section.

The net loss for the nine months ended June 30, 2002 reflects an income tax benefit of $78.7 million. Approximately $6.5 million of the benefit resulted from the completion of an examination of the Company's federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision. The remaining $72.2 million income tax benefit resulted from the enactment of the Job Creation and Worker Assistance Act of 2002 ("the Act") on March 8, 2002. The Act extended the period to which certain net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.

The Company's operating results reflect business conditions within the manufactured housing industry. The Company continues to operate in a highly competitive environment caused principally by the industry's aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a general reduction in the availability of financing at both the wholesale and retail levels. These problems have been magnified by a decline in overall economic conditions which has resulted in higher loan delinquencies, increased repossessions and reduced recovery rates associated with the sale of repossessed homes. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 28% and 22% during calendar years 2000 and 2001, respectively. For the nine month period ended June 30, 2002, the industry estimates that shipments have further declined by approximately 9% compared to the same period last year.

The Company began to experience the effect of these cyclical industry factors during late fiscal 1999 and took steps to begin to lower inventory levels, reduce operating expenses and maximize cash flow. These efforts have continued through the first nine months of fiscal 2002 as the Company maintained its focus on areas considered to be within its span of control, principally cost control and inventory management. Many of the actions taken, most notably plant and sales center closings, curtailed production schedules and competitive pricing to effect a $243.8 million reduction in inventories since September 1999, have negatively affected the Company's reported earnings. Although the Company anticipates a loss for the fiscal year, it believes that operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its credit facilities, which are described below, will provide sufficient liquidity to meet obligations and execute its business plan during the remainder of fiscal 2002. However, there can be no assurances that the Company will be able to continue to access the asset-backed securities market. There can also be no assurances that the Company will be able to meet the covenants contained in its loan agreements.

In the event of further deterioration in market conditions, the Company would take additional steps to protect liquidity and manage cash flow. Among other things, these actions might include further production curtailments, closing of additional retail sales centers or the selective sale of operational assets.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At June 30, 2002 the Company was operating 19 plants. Should market conditions worsen from those anticipated, the Company will continue to curtail production by lowering production speed or idling additional production facilities.

The Company's primary sources of liquidity include cash generated by operations, borrowing availability under its three credit facilities and its securitization program through which loans are sold into the asset-backed securities market. During 2002 the Company also received an income tax refund and expects to receive an additional refund in 2003 as described above.

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

During the first nine months of fiscal 2002 the Company's operating activities provided $40.1 million of cash principally as a result of a $28.8 million reduction in inventory and the timing of its asset-backed securitizations offset by the increased costs associated with its loan assumption program, which is an alternative means to repossession in dealing with troubled loans as more fully described in the "Consumer Finance Revenues" section. For the nine months ended June 30, 2002, the Company expended cash approximating $47.6 million in connection with the loan assumption program. As previously described, the Company substantially curtailed its use of this program in June 2002.

The Company's liquidity position continues to be adversely affected by defaulted loans in the Company's servicing portfolio, which have negatively affected cash flow, through both reduced residual cash flow from retained securitization interests and as a result of the costs borne by the Company on the loan assumption program. In addition, delinquency on loans, including those in repossession, adversely affect liquidity because the Company is obligated, in most cases, to make servicing advances of delinquent mortgage payments. While the curtailment of the loan assumption program will improve liquidity, the Company's increased disposition of repossessions through the wholesale channel of distribution will partially offset this improvement as servicing fees and cash received from retained residuals interests will be reduced.

Liquidity also has been and may continue to be negatively affected by increasing insurance costs and credit support requirements associated with its general corporate insurance program. These expected higher rates and deductibles reflect what management believes is an increasingly competitive insurance market. Management also expects that the Company's liquidity position will continue to be negatively affected by its insurers' increased requirements for letters of credit, surety bonds or other similar forms of collateral.

The Company currently has in place three credit facilities that it believes are adequate to meet liquidity needs during fiscal 2002. During the second quarter of 2001 a newly formed, special purpose subsidiary of the Company entered into a three-year, $200 million loan purchase facility with a financial institution that provides for funding of up to 81% of qualifying loan principal balances held for sale. Under the facility, the Company issued to a sister company of the financial institution a warrant valued at $11.0 million to acquire approximately
1.9 million shares of the Company's common stock with an exercise price of approximately $9.75 per share. The warrant, which is immediately exercisable, expires in February 2009.

During the first quarter of fiscal 2002 the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC ("OAR"), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sells qualifying servicing advance receivables to OAR, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through August 2003. At June 30, 2002 OAR had approximately $32.1 million of cash available to purchase additional qualifying servicing advance receivables from the Company. Conveyances of receivables to OAR are accounted for as sales under FAS 140.

During the second quarter of fiscal 2002 the Company closed a new $65 million revolving credit facility. The facility matures in January 2007 and is collateralized by substantially all assets of the Company excluding raw materials inventory and loans held for sale. The primary purposes of the facility are to support outstanding letters of credit of approximately $47.3 million and to provide additional cash borrowing capacity. The agreement contains financial covenants which, among other things, specify minimum levels of tangible net worth and earnings before interest, taxes and depreciation and amortization, and limit capital expenditures. Borrowings outstanding under the facility bear interest at the greater of LIBOR plus 3.50% or 9%.

The Company continues to generate liquidity through its securitization program. The retail financing of sales of the Company's products is an integral part of the Company's business strategy, particularly because there has been a significant reduction in the number of lenders offering financing to purchasers of manufactured housing. If the Company were unable to offer consumer financing to its customers through its Oakwood Acceptance finance unit, sales could be adversely affected because of the scarcity of alternative financing sources. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. While the Company has for many years successfully accessed this market, an interruption of such access, either completely or with respect to relatively lower credit-rated portions of securitizations, would adversely affect the Company's liquidity. Should the Company's ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing would adversely affect the Company's liquidity and operations.

The Company, from time to time, has retained certain subordinated securities from its securitizations. At June 30, 2002 the Company owned such subordinated asset-backed securities having a carrying value of $1.0 million from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. As described above, there can be no assurance that such alternative financing can be obtained.

At June 30, 2002 the Company was in compliance with all covenants contained in its debt agreements or had obtained waivers and amendments for any violations.

The Company estimates that in 2002 capital expenditures will approximate $14 million comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

The decrease in loans and investments from September 30, 2001 principally reflects a decrease in loans held for sale from $163 million at September 30, 2001 to $137 million at June 30, 2002. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.

On June 1, 2002 the Company redeemed $12.9 million of its reset debentures due 2007 pursuant to redemption provisions in the related trust indenture. The interest rate was also reset on the debentures from 8% to 12.5%.



Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on the beliefs of the Company's management as well as assumptions made by, and information currently available to, the Company's management. These statements include, among others, the belief that its operating cash flow, coupled with its continued access to the asset-backed securities market and borrowings under its existing credit facilities, will provide sufficient liquidity to meet obligations and execute its business plan during the remainder of fiscal 2002; the expectation that the Company's liquidity position will continue to be negatively affected by its insurers' increased requirements for letters of credit, surety bonds or other similar forms of collateral; the belief that the Company will incur a loss in 2002; the belief that the curtailment of the loan assumption program will improve liquidity by substantially reducing the cash costs associated with the program; the belief that servicing fees and cash received from retained residual interests will be reduced; the expectation that the timing of the receipts of cash received from retained residual interests may be delayed due to increased overcollateralization requirements; the intention to sell an increased number of repossessed homes through the wholesale channel of distribution; the belief that the increased use of the wholesale channel of distribution to sell repossessed homes will increase future net credit losses and will reduce the Company's servicing fees and cash received from retained residual interests; the intention to take additional steps to protect liquidity and manage cash flow in the event of further deterioration in market conditions; the intention to continue to adjust production capacity in line with demand thereby enabling it to produce homes at a rate that will allow the Company to lower its inventories; the intention to continue to curtail production by lowering production speed or idling additional production facilities if market conditions worsen from those anticipated; the expectation that $26 million will be realized after the Company files its income tax return for 2002; and the reduction in the Company's insurance underwriting exposure as a result of the quota share agreement and its purchase of catastrophe reinsurance. Words like "believe," "expect," "could," "should" and similar expressions used in this Form 10-Q are intended to identify other such forward-looking statements.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: the Company may not receive the $26 million income tax refund after September 30, 2002; competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access the asset-backed securities market, in whole or in part, or borrowings under its credit facilities or otherwise access sufficient capital and liquidity to fund its operations; the Company may recognize special charges or experience increased costs in connection with securitizations or other financing activities; the estimates underlying the Company's critical accounting policies (including those related to retained interests in securitizations) could be inaccurate or require adjustment with the result being that the Company would be required to recognize special charges; the Company may recognize special charges or experience increased costs in connection with restructuring activities; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of underperforming sales centers); the Company's loan assumption program could result in increased costs or otherwise fail to reduce the overall costs of defaulted loans; the Company's recovery rates on repossessed homes sold through its wholesale distribution channel could be worse than anticipated; adverse changes in governmental regulations applicable to its business could negatively impact the Company; it could suffer losses resulting from litigation (including shareholder class actions or other class action suits); the captive Bermuda reinsurance subsidiary could experience significant losses; the Company could experience increased net credit losses or higher delinquency rates on loans originated (including as a result of the discontinuation of its loan assumption program); the Company could increase above current expectations the percentage of repossessed homes sold through the wholesale channel of distribution; negative changes in general economic conditions in its markets could adversely impact the Company; it could lose the services of its key management personnel; the Company could be required to make payment on its guarantees of certain loans sold to third parties, on its guarantee of subordinated securities issued by certain REMIC trusts or on its guarantees related to retail inventory; and any other factors that generally affect companies in these lines of business could also adversely impact the Company. Should the Company's underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

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



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)   Exhibits

              (4) Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

              10.1 First Amendment to Loan Agreement, dated as of July 8,
                   2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders

              10.2 Second Amendment to Loan Agreement, dated as of July 31,
                   2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders

              99.1 Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer

              99.2 Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer


         b)   Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended June 30, 2002.


Items 2, 3, 4 and 5 are not applicable and are omitted.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Date:  August 14, 2002


                                             OAKWOOD HOMES CORPORATION




                                             BY:  /s/  Suzanne H. Wood
                                                  -----------------------------
                                                  Suzanne H. Wood
                                                  Executive Vice President and
                                                  Chief Financial Officer

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    EXHIBITS

                                    ITEM 6(a)

                                    FORM 10-Q

                                QUARTERLY REPORT


   For the quarter ended                              Commission File Number
   June 30, 2002                                              1-7444


                            OAKWOOD HOMES CORPORATION
                                  EXHIBIT INDEX

     Exhibit No.                      Exhibit Description
     -----------                      -------------------

         4 Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

         10.1 First Amendment to Loan Agreement, dated as of July 8, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders

         10.2 Second Amendment to Loan Agreement, dated as of July 31, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, Foothill Capital Corporation, in its capacity as agent for the Lenders

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer

         99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer