Form 10-K
period 2002-09-30
OAKWOOD HOMES CORP
filed 2003-01-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7444

OAKWOOD HOMES CORPORATION (Exact name of registrant as specified in its charter)

NORTH CAROLINA	56-0985879

(State of incorporation)	(I.R.S. Employer Identification No.)

7800 McCloud Road, Greensboro, NC	27409-9634

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (336) 664-2400

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.50 Per Share.

     Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes [ ]      No [X]

     The aggregate market value of shares of the Company’s $.50 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of March 29, 2002 (the last business day of the Company’s most recently completed second fiscal quarter) was $68,608,980.

     The number of issued and outstanding shares of the Company’s $.50 par value Common Stock, its only outstanding class of common stock, as of December 1, 2002 was 9,537,485 shares.

PART I

Item 1. Business.

     Oakwood Homes Corporation, a North Carolina corporation (the “Company”), which was founded in 1946, designs, manufactures, markets and distributes manufactured and modular homes and finances the majority of its retail sales. Prior to November 1, 2002, the Company also provided a variety of insurance products to its customers and assumed a portion of the related underwriting risk through its captive reinsurance business. At September 30, 2002, the Company had a total of 32 manufacturing plants consisting of seven manufacturing plants in Texas, six in North Carolina, four in Indiana, three in each of Georgia and Oregon, two in each of Arizona and Pennsylvania, and one in each of California, Colorado, Kansas, Minnesota and Tennessee. The foregoing includes five idled plants, eight closed plants and five plants scheduled to be closed subsequent to September 30, 2002. Seven of the eight closed plants are currently held for sale. At September 30, 2002, the Company’s manufactured homes were sold at retail through 224 Company owned and operated sales centers located primarily in the southeastern and southwestern United States and to approximately 600 independent retailers located throughout the United States.

Proceedings Under Chapter 11 of the Bankruptcy Code

     On November 15, 2002 (the “Petition Date”), the Company and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al.”. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     The Company decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of loans originated in 2000 and before, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sells its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s wholesale dealers.

     On November 23, 2002 the Debtors reached an agreement in principle with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The proposed DIP Facility includes an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”).

     On November 27, 2002 the Debtors entered into a Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (the “Interim DIP Agreement”) with Foothill Capital Corporation, Textron Financial Corporation and The CIT Group/Business Credit, Inc., pursuant to which such lenders agreed to provide the Company with up to $25 million in interim debtor-in-possession financing. Borrowings under the Interim DIP Agreement bore interest at prime plus 3.5% and were secured by a super priority lien on substantially all of the Company’s assets. The Interim DIP Agreement matured on December 31, 2002.

     On December 31, 2002 the Court approved the DIP Facility. The Debtors believe that documentation of the Tranche A Revolving Loan, which replaces the Company’s $65 million revolving credit facility and the Interim DIP Agreement, is substantially complete. The Debtors also believe that the Tranche B Servicing Advance Loan will be finalized by the end of January 2003. However, there can be no assurances that the DIP Facility will be finalized.

     The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms. Continued borrowing under this facility is conditioned upon the finalization of the DIP Facility.

     The Company’s proposed reorganization plan, agreed to in principle by Berkshire Hathaway Inc., calls for the conversion of the Company’s $303 million of senior unsecured debt and its guarantees of principal and interest on $275 million of subordinated REMIC bonds into 100% of the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the proposed plan will be approved by the Court or the creditors of the Company.

     As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations will be closed by March 31, 2003. In connection with these and other previously announced closings, the Company recorded approximately $48.5 million in restructuring and other asset impairment charges subsequent to September 30, 2002 to reflect certain changes in the Company’s asset disposition strategy. On October 4, 2002, prior to the announcement of its planned operational restructuring, the Company announced the closure of approximately 40 retail sales centers. Following these closures, the Company will operate approximately 120 retail sales centers.

     On November 15, 2002 the New York Stock Exchange, Inc. (the “NYSE”) announced that it had determined that the Company’s common stock should be suspended from trading on the NYSE immediately. The Company understands that the NYSE has submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE with such delisting to be effective as of December 30, 2002.

     Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Court. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Court, or that any such plan will be successfully implemented.

     Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Court and certain other conditions. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. At this early stage of the bankruptcy, the Company cannot estimate or anticipate what effect the rejection and disposition of subsequent claims of executory contracts may have on the reorganization process.

     In January 2003 the Company expects to file with the Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. When filed, all of the schedules and statements will be subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process, although a bar date for filing claims has not yet been established. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution, if any, with respect to allowed claims is not presently ascertainable.

     The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Court and is the primary entity with which the Company will negotiate the terms of a plan of reorganization. To date, no other committees have been appointed by the United States Trustee. There can be no assurance this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively impact the Company’s ability to operate during bankruptcy and could delay the Company’s emergence from bankruptcy or cause the bankruptcy proceedings to be converted from a reorganization to a liquidation.

     At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management’s intention to emerge from Chapter 11 as quickly as possible. The Company’s future results are dependent upon the timely development, confirmation and implementation of a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially diluted or cancelled as a result of the conversion of debt to equity or as a result of other compromises of interest. Further, it is also likely that the Company’s senior notes and REMIC guarantee obligations will be converted to equity. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described in “Forward Looking Statements” in the Management’s Discussion and Analysis section of this filing.

     The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is subject to numerous risks and uncertainties and is predicated upon, among other things, the confirmation of a reorganization plan, the DIP Facility and the loan purchase facility, the ability to generate cash flows from operations and the ability to obtain financing sources sufficient to satisfy the Company’s future obligations and meet current operating needs. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Manufactured Homes

     The Company designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, one, two, three, four or five bedrooms and one or two bathrooms, and is equipped with a hot water heater and central heating. Some homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include a range and oven, refrigerator, beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, stereo systems, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Company are primarily sold under the registered trademarks “Oakwood,” “Freedom,” “House Smart,” “Golden West,” “Schult,” “Crest,” and “Marlette” and the trade name “Victory.”

     The Company’s manufactured homes are constructed and furnished at the Company’s manufacturing facilities and transported on wheels to the homesite. The Company’s manufactured homes are normally occupied as permanent residences but can be transported on wheels to new homesites.

     The Company manufactures 14-foot and 16-foot wide single-section homes and multi-section homes consisting of two floors that are joined at the homesite and are 24, 28 or 32 feet wide. The Company also manufactures multi-section homes consisting of three or four floors. The Company’s homes range from 40 feet to 80 feet in length.

     At September 30, 2002, the Company manufactured homes at twenty-four plants located in Richfield (2), Rockwell (2) and Pine Bluff, North Carolina; Hillsboro (2), and Killeen, Texas; Moultrie (2), Georgia; Etna Green and Middlebury (2), Indiana; Albany and Hermiston (2), Oregon; Buckeye (2), Arizona; Lewistown and Milton, Pennsylvania; Perris, California; Plainville, Kansas; Redwood Falls, Minnesota; and Pulaski, Tennessee. The foregoing includes five idled plants and five plants scheduled to be closed as part of the Company’s operational restructuring described earlier.

     The Company purchases components and materials used in the manufacture of its homes on the open market and is not dependent upon any particular supplier. The principal raw materials purchased by the Company for use in the construction of its homes are lumber, steel, aluminum, galvanized pipe, insulating materials, drywall and plastics. Steel I-beams, axles, wheels and tires, roof and ceiling materials, home appliances, plumbing fixtures, furniture, floor coverings, windows, doors and decorator items are purchased or fabricated by the Company and are assembled and installed at various stages on the assembly line. Construction of the manufactured homes and the plumbing, heating and electrical systems installed in them must comply with the standards set by the Department of Housing and Urban Development (“HUD”) under the National Manufactured Home Construction and Safety Standards Act of 1974. See “Regulation.”

     The Company furnishes to each purchaser of a new home manufactured by the Company a one- or five-year limited warranty against defects in materials and workmanship, except for equipment and furnishings supplied by other manufacturers which are frequently covered by the manufacturers’ warranties.

Modular Homes

     In addition to traditional manufactured homes, the Company also manufactures modular homes which are built in accordance with state or local building codes and therefore are similar in specifications and design to site-built homes. The Company’s modular homes range in size from 960 square feet to 3,355 square feet and include a variety of single story ranch homes, one and a half story homes, two story homes, townhouses and duplex units, all of which can include attached garages built at the site by others. The Company has two manufacturing facilities which produce modular homes exclusively and seven additional facilities that produce both modular and manufactured homes.

Retail Sales

     At September 30, 2002, the Company sold manufactured homes through 224 Company owned and operated sales centers located in 26 states primarily in the southeastern and southwestern United States. See “Properties – Manufactured Home Sales Centers.” The Company closed 75 sales centers in fiscal 2002 and, as previously described announced plans subsequent to September 30, 2002 to close additional sales centers. Each of the Company’s sales centers hires and trains sales personnel. Generally, each salesperson is paid a commission based on the gross margin of his or her sales and certain volume targets, and each general manager is paid a commission based on the profits of the sales center.

     The Company operates its sales centers primarily under the names Oakwood® Mobile Homes and Freedom Homes®. At September 30, 2002, the Company also operated 37 factory certified home sales centers that sell primarily repossessed homes. As part of its operational restructuring, the Company has decided to close most of these factory certified home centers. During fiscal 2002, substantially all the Company’s retail sales of new homes were homes manufactured by the Company.

     The Company also sells used homes acquired in trade-ins. At September 30, 2002, the Company’s inventory of used homes was 609 homes as compared to 1,032 homes at September 30, 2001. Used homes in inventory do not include repossessed units.

     During recent years, the Company has placed increased emphasis on the sale of multi-section homes. In fiscal 2002, the Company’s retail sales of new multi-section homes represented 76% of the total number of new homes sold at retail, as compared to 70% in fiscal 2001.

     The retail sales price for new single-section homes sold by the Company in fiscal 2002 generally ranged from $18,000 to $54,000 with a mean sales price of approximately $32,000. The retail sales price of multi-section homes sold by the Company in fiscal 2002 generally ranged from $20,000 to $143,000, with a mean sales price of approximately $59,500.

     The Company’s sales have traditionally been higher in the period from late spring through early fall than in the winter months. Because a majority of the homes manufactured by the Company are sold directly to retail customers, the Company does not believe its backlog of orders is material.

Wholesale Sales

     The Company also sells its homes to approximately 600 independent retailers located throughout the United States. Sales to independent retail dealers accounted for approximately 44% and 35% of the Company’s total dollar volume of sales in fiscal 2002 and fiscal 2001.

     The Company expects that an increasing percentage of its sales will be through independent dealers in 2003 as a result of the Company’s retail store closings.

Company Retail Sales Financing

     A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 72% of the Company’s retail unit sales in fiscal 2002 were financed by installment sale contracts or mortgage loans arranged by the Company, each of which provided for monthly payments generally over a period of 5 to 30 years. The remaining 28% of retail unit sales were paid for with cash or financing obtained from other sources.

     In fiscal 2002, 99% of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes were installment sales, or loans financed and warehoused by the Company for investment or later sale, and 1% were installment sales or loans financed by others without recourse to the Company. At September 30, 2002, the Company held installment sale contracts or loans with a principal balance of approximately $126 million and serviced an additional $5.120 billion principal balance of installment sale contracts or loans, the substantial majority of which it originated and securitized. A substantial majority of the installment sale contracts owned by the Company and held for sale are pledged to financial institutions as collateral for loans to the Company.

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

     The Company’s ability to finance installment sale contracts is dependent on the availability of funds to the Company. The Company obtains funds to finance installment sale contracts primarily through sales of real estate mortgage investment conduit (“REMIC”) trust certificates to institutional investors. During fiscal 2002, the Company sold $847 million of REMIC securities. The Company generally has no credit exposure with respect to securitized contracts except (i) with respect to breaches of representations and warranties, (ii) to the extent of any retained interests in a REMIC, (iii) with respect to required servicer advances, (iv) with respect to the servicing fee (which is subordinated) and (v) with respect to any REMIC security the Company has guaranteed.

     The Company also obtains financing from time to time from loans insured by the Federal Housing Administration (“FHA”). These installment sale contracts may be permanently funded through the Government National Mortgage Association (“GNMA”) pass-through program, under which the Company issues obligations guaranteed by GNMA. During fiscal 2002, the Company issued no obligations guaranteed by GNMA. FHA insurance minimizes the Company’s exposure to losses on these credit sales.

     The Company uses short-term credit facilities and internally generated funds to support installment sale contracts until a pool of installment sale contracts is accumulated to provide for permanent financing generally at fixed rates.

     In the past, the Company sold a significant number of installment sale contracts to unrelated financial institutions with full recourse to the Company in the event of default by the buyer. The Company receives endorsement fees from financial institutions for installment sale contracts it has placed with them on such a basis. Such fees totaled $16,000 in fiscal 2002. The Company’s contingent liability on installment sale contracts sold with full and limited recourse was approximately $16 million at September 30, 2002.

Independent Dealer Retail Sales Financing

     The Company provides permanent financing for homes sold by certain independent dealers that sell Company manufactured homes. During fiscal 2002, the Company financed approximately $255 million of the retail sales of these independent dealers.

Delinquency and Repossession

     In the event an installment sale contract or loan becomes delinquent, the Company, either as owner or as servicer, normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. The Company, as owner or servicer, generally repossesses the home after payments have become 60 to 90 days delinquent if the Company is not able to work out a satisfactory arrangement with the customer. In the past, the Company generally attempted to resell the home. After the Company’s Chapter 11 filing, the Company stopped providing repossession refinances and expects to sell the substantial majority of repossessed homes through wholesale distribution channels.

     The Company maintains a reserve for estimated credit losses on installment sale contracts held prior to securitization and loans owned by the Company or sold to third parties with full or limited recourse. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for probable losses based on the Company’s historical loss experience, current economic conditions and portfolio performance measures. For fiscal 2002, $51,558,000 was charged to the reserve for losses on credit sales principally as a result of costs associated with the Company’s loan assumption program more fully described below. During fiscal 2001 and 2000, as a result of expenses incurred due to defaults and repossessions, $21,241,000, and $3,359,000 respectively, was charged to the reserve for losses on credit sales. The Company’s reserve for losses on credit sales at September 30, 2002 was $5,515,000, as compared to $3,399,000 at September 30, 2001 and $3,983,000 at September 30, 2000.

     The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. The expenses associated with this program are reflected in the Consolidated Statement of Operations. During 2002, as a result of the significant expense associated with the program and the negative effect it was having on liquidity, the Company decided to substantially curtail the loan assumption program and converted the majority of assumption units to repossession status. The Company also determined in June 2002 that it would substantially increase the percentage of repossessed homes sold through wholesale channels of distribution.

     In fiscal 2002, 2001, and 2000, the Company repossessed or foreclosed 13,423, 11,727, and 8,666 homes, respectively. Including units pending assumption or equity transfer, the Company had a total of 7,063 unsold properties in repossession or foreclosure at September 30, 2002 compared to 5,940 and 2,603 at September 30, 2001 and 2000, respectively. The estimated net realizable value of unsold properties in repossession or foreclosure at September 30, 2002 was approximately $136 million. The net losses resulting from repossessions on Company originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 2002, 2001 and 2000 was 4.60%, 2.15%, and 1.96%, respectively.

     At September 30, 2002 and September 30, 2001, delinquent installment sale contracts and loans expressed as a percentage of the total number of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

	Total Number Of	Delinquency Percentage
	Contracts And Loans	September 30, 2002

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	125,984 (1)	2.1%	1.1%	2.2%	5.4%
Contracts and loans sold with full recourse and serviced by others	277	0.0%	0.4%	1.4%	1.8%

	Total Number Of	Delinquency Percentage
	Contracts And Loans	September 30, 2001

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	130,380 (1)	2.4%	1.1%	2.5%	6.0%
Contracts and loans sold with full recourse and serviced by others	467	1.1%	0.2%	1.9%	3.2%

(1)	Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

     At September 30, 2002 and September 30, 2001, delinquent installment sale contracts and loans expressed as a percentage of the total outstanding principal balance of installment sale contracts and loans that the Company (a) services or (b) has sold with full recourse and that are serviced by others were as follows:

	Total Number Of	Delinquency Percentage
	Contracts And Loans	September 30, 2002

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	$4,792,284,000 (1)	2.0%	1.0%	2.4%	5.4%
Contracts and loans sold with full recourse and serviced by others	$1,256,000	0.0%	0.5%	1.5%	2.0%

	Total Number Of	Delinquency Percentage
	Contracts And Loans	September 30, 2001

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	$4,755,147,000 (1)	2.0%	1.0%	2.3%	5.3%
Contracts and loans sold with full recourse and serviced by others	$2,407,000	1.4%	0.1%	1.0%	2.5%

(1)	Excludes certain contracts and loans originated in September of each year that were being processed at year end and not entered into the loan servicing system until October of such year.

Independent Retailer Repurchase Obligations

     Substantially all of the independent retailers who purchase homes from the Company finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the home buyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution generally requires the Company to enter into a repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Company agrees to repurchase homes at declining prices depending upon the age of the units. At September 30, 2002, the Company estimates that its contingent liability under these repurchase agreements was approximately $98 million. The Company’s losses under these arrangements to date have not been significant.

Insurance

     During 2002, 2001 and 2000 the Company operated a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies are deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses are recorded as insured events occur. Policy acquisition costs, which consist principally of sales commissions and ceding fees, are deferred and amortized over the terms of the contracts.

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

     Over the past two years the Company has taken various actions in order to reduce the levels of credit support, which take the form of letters of credit and/or cash, required to secure the reinsurance subsidiary’s obligations to pay claims and meet regulatory capital requirements. Effective August 1, 2000 the Company entered into an Extended Service Contract premium recapture agreement where unearned premium and loss reserves were transferred back to the ceding company. This transaction created a commission-based arrangement for this line of business. On March 1, 2001 the Company entered into a similar arrangement that amended the basis upon which credit life premiums are ceded. Under the terms of the agreement, all unearned credit life premiums and loss reserves were transferred back to the ceding company and credit life premiums were ceded on an earned basis, rather than on a written basis. Effective June 1, 2000 the Company entered into a physical damage quota share agreement under which the Company only reinsures 50% of the physical damage insurance risk, the remaining 50% of the risk being retained by the Company’s ceding insurer. As a result of the Company’s favorable loss experience, the Company recognized incremental commissions of $606,000 and $1.7 million in 2002 and 2001, respectively.

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. On November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by January 31, 2003, subject to regulatory approval.

     In the future, the Company will continue to participate in commissions from its insurance operations at a lower administrative cost and without the need for credit support. Additionally the Company may participate in incremental commissions based on favorable loss experience.

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

Competition

     The manufactured housing and modular industry are highly competitive with particular emphasis on price, financing terms and features offered. There are numerous retail dealers and developers in most locations where the Company conducts retail, wholesale and financing operations. This has served to intensify competitive conditions as well as result in higher inventory levels across the industry. Several of the financing sources in the industry are larger than the Company and have greater financial resources. There are numerous firms producing manufactured homes in the Company’s market area, many of which are in direct competition with the Company. Several of these manufacturers, which sell the majority of their homes through independent dealers, are larger than the Company and have greater financial resources. The Company competes with other manufacturers and retailers on the basis of reputation, quality, financing ability, service, features offered and price.

     Manufactured and modular homes are a form of permanent, low-cost housing and are therefore in competition with other forms of housing, including site-built and prefabricated homes and apartments. Historically, manufactured homes have been financed as personal property with financing that has shorter maturities and higher interest rates than have been available for site-built homes. In recent years, however, there has been a growing trend toward financing manufactured housing with maturities more similar to the financing of real estate, especially when the manufactured housing is attached to permanent foundations on individually-owned lots. Multi-section homes are often attached to permanent foundations on individually-owned lots. As a result, maturities for certain manufactured housing loans have moved closer to those for site-built housing.

Regulation

     A variety of laws affect the financing of manufactured homes by the Company. The Federal Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require written disclosure of information relating to such financing, including the amount of the annual percentage rate and the finance charge. The Federal Fair Credit Reporting Act also requires certain disclosures to potential customers concerning credit information used as a basis to deny credit. The Federal Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain specified grounds. The Federal Trade Commission has adopted or proposed various Trade Regulation Rules dealing with unfair credit and collection practices and the preservation of consumers’ claims and defenses. The Federal Trade Commission’s regulations also require disclosure of a manufactured home’s insulation specification. Installment sale contracts and loans eligible for inclusion in the GNMA Program are subject to the credit underwriting requirements of the FHA. A variety of state laws also regulate the form of the installment sale contracts and loan documents and the allowable deposits, finance charge and fees chargeable pursuant to installment sale contracts and loan documents. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

     The Company is also subject to the provisions of the Fair Debt Collection Practices Act, which regulates the manner in which the Company collects payments on installment sale contracts, and the Magnuson-Moss Warranty - Federal Trade Commission Improvement Act, which regulates descriptions of warranties on products. The descriptions and substance of the Company’s warranties are also subject to state laws and regulations.

     The Company’s manufacture of homes generally is subject to the National Manufactured Housing Construction and Safety Standards Act of 1974. In 1976, the Department of Housing and Urban Development (“HUD”) promulgated regulations, which have been amended from time to time, under this Act establishing comprehensive national construction standards covering many aspects of manufactured home construction and installation, including structural integrity, fire safety, wind loads and thermal protection. The Company’s modular homes are subject to state and local building codes.

     The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulations may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements. Manufactured homes are also subject to local zoning and other regulations.

     The Company’s operations are subject to a variety of other statutes and regulations.

Financial Information About Industry Segments

     Financial information for each of the three fiscal years in the period ended September 30, 2002 with respect to the Company’s operating segments is included in Note 24 of the Consolidated Financial Statements.

Employees

     At September 30, 2002, the Company employed 7,765 persons, of which 2,193 were engaged in sales and service, 4,275 in manufacturing, 596 in consumer finance, and 701 in executive, administrative and clerical positions. As a result of its bankruptcy filing and reorganization, the Company expects that these numbers will decline.

Item 2. Properties.

Offices

     The Company owns its executive office space in Greensboro, North Carolina. The Company also owns two additional office buildings, which formerly served as its executive office space, located in two adjacent three-story buildings in Greensboro, North Carolina. At September 30, 2002, the Company leased office space in Texas, Arizona, Indiana and Florida. The Indiana and Florida offices were used by finance company operations that were closed during fiscal 2000 and 2001.

Manufacturing Facilities

     The location and ownership of the Company’s production plants, including idled facilities as of September 30, 2002, are as follows (certain locations have multiple plants):

Location	Owned/Leased

Hillsboro, Texas	Owned
Killeen, Texas	Owned
Richfield, North Carolina	Owned
Rockwell, North Carolina	Owned
Pinebluff, North Carolina	Owned
Moultrie, Georgia	Owned
Etna Green, Indiana	Owned
Middlebury, Indiana	Owned
Buckeye, Arizona	Owned
Albany, Oregon	Leased/Owned
Hermiston, Oregon	Owned
Lewiston, Pennsylvania	Owned
Milton, Pennsylvania	Owned
Perris, California	Owned
Plainville, Kansas	Owned
Redwood Falls, Minnesota	Owned
Pulaski, Tennessee	Leased

     The Company also has seven manufacturing facilities that are currently being held for sale located in Ennis, Gainsville, and Navasota (2), Texas; Fort Morgan, Colorado; Moultrie, Georgia; and Etna Green, Indiana.

     The Company’s manufacturing facilities are generally one story metal prefabricated structures. The Company believes its facilities are in good condition. These facilities are located on tracts of land generally ranging from 10 to 50 acres. The production area in these facilities ranges from approximately 50,000 to 250,000 square feet. In addition, the Company owns a 112,000 square foot warehouse in Elkhart, Indiana.

     The land and buildings at all of the facilities owned by the Company were subject to mortgages with an aggregate balance of $6,800,000 at September 30, 2002.

     Based on the Company’s normal manufacturing schedule of one shift per day for a five-day week, the Company believes that its manufacturing lines, including those idled, have the capacity to produce approximately 62,400 floors annually, depending on product mix. During fiscal 2002 the Company manufactured 36,459 floors at its plants.

Manufactured Home Sales Centers

     The Company’s manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Company operated 224 sales centers selling new and used homes at September 30, 2002 located in 26 states distributed as follows: North Carolina (47), Texas (32), Virginia (18), South Carolina (15), Tennessee (12), Washington (9), Ohio (8), Arizona (7), Oregon (7), West Virginia (7), Colorado (6), Kentucky (6), Louisiana (6), Missouri (6), New Mexico (6), Georgia (5), Oklahoma (5), Florida (4), Idaho (4), Delaware (3), Nevada (3), Utah (3), Kansas (2), Arkansas (1), California (1), and Michigan (1). Additionally, the Company operated 37 factory certified sales centers which sold repossessed homes. If the Company’s restructuring plan is completed as it is currently proposed, the Company will operate approximately 120 sales centers selling new and used homes and approximately 10 factory certified centers.

     Thirty-five sales centers are on property owned by the Company and the other locations are leased by the Company for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Company during the year ended September 30, 2002 for the leased sales centers totaled approximately $11,324,000.

Manufactured Housing Communities

     The Company has under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Company intends to offer the property for sale.

Item 3. Legal Proceedings.

     On November 15, 2002, Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC,” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep” and “FTC” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. As of December 16, 2002 an order of class certification had not been entered by the trial court. If such an order is entered, it will likely be appealed. The Company intends to vigorously defend this case.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Items 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock has previously been listed on the New York Stock Exchange, Inc. (the “NYSE”). On November 15, 2002, the NYSE announced that it had determined that the Company’s common stock should be suspended from trading on the NYSE immediately. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002. The Company’s common stock is currently traded in the “over-the-counter” market. As of December 1, 2002, the Company estimates that it had approximately 21,000 beneficial holders of its common stock.

     The high and low sales prices of the Company’s common stock as reported on the NYSE for each fiscal quarter during our last two fiscal years is as follows:

	2002				2001

Quarter	High		Low		High		Low

First	5	9/16	3	1/4	7	1/2	2	1/2
Second	8	6/16	5		10		3	1/8
Third	7	7/8	4	3/16	14		1	1/8
Fourth	5	3/16	1	6/16	9	1/16	3	1/8

     The Company did not pay cash dividends on its Common Stock during the past two fiscal years.

     Information relating to securities authorized for issuance under the Company’s equity compensation plans is contained in Item 12 of this Form 10-K.

Item 6. Selected Financial Data.

	Year ended September 30,

	2002	2001 (1)	2000	1999	1998

(in thousands, except per share data)
Net sales	$926,535	$1,005,120	$1,189,885	$1,496,419	$1,404,432
Total revenues	$926,614	$1,095,705	$1,284,132	$1,589,225	$1,482,553
Income (loss) before cumulative effect of accounting changes	$(193,051)	$(159,183)	$(120,865)	$(31,320)	$55,353
Net income (loss)	$(193,051)	$(176,049)	$(120,865)	$(31,320)	$55,353
Earnings (loss) per common share before cumulative effect of accounting changes
Basic	$(20.33)	$(16.89)	$(12.98)	$(3.37)	$5.99
Diluted	$(20.33)	$(16.89)	$(12.98)	$(3.37)	$5.84
Earnings (loss) per common share
Basic	$(20.33)	$(18.68)	$(12.98)	$(3.37)	$5.99
Diluted	$(20.33)	$(18.68)	$(12.98)	$(3.37)	$5.84
Total assets	$760,448	$922,290	$1,148,772	$1,437,847	$1,283,376
Notes and bonds payable	$309,167	$323,120	$329,929	$352,164	$61,875
Cash dividends per common share	$—	$—	$0.15	$0.20	$0.20

(1)	Includes the cumulative effect of accounting changes of approximately $16.9 million. See Note 2 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Unless otherwise indicated, all references to annual periods refer to fiscal years ended September 30.

Overview

On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     The Company decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of loans originated in 2000 and before, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sells its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s wholesale dealers.

Further information related to the bankruptcy filing is included in the “Liquidity and Capital Resources” section.

Critical Accounting Policies

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles requires that the Company’s management make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The Company evaluates these estimates and assumptions on an ongoing basis. Actual results can and frequently will differ from these estimates. It is possible that materially different amounts would be reported under different conditions or using different methods or assumptions.

     The Company believes that the following accounting policies are the most critical because they involve the most significant judgments and estimates used in the preparation of the Consolidated Financial Statements.

Loan securitization

The Company finances its lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits (“REMICs”) or, for certain FHA-insured loans, using collateralized mortgage obligations issued under authority granted to the Company by the Government National Mortgage Association (“GNMA”).

     The Company allocates the sum of its basis in the loans conveyed to each REMIC and the costs of forming the REMIC among the REMIC interests retained and the REMIC interests sold to investors based upon the relative estimated fair values of such interests.

     The Company estimates the fair value of retained REMIC interests, including regular and residual interests, servicing contracts and guarantee liabilities based, in part, upon net credit loss, discount rate and prepayment assumptions which management believes market participants would use for similar instruments.

     In accordance with EITF 99-20, income on retained REMIC regular and residual interests is recorded using the level yield method over the period such interests are outstanding. The rate of voluntary prepayments and the amount and timing of credit losses affect the Company’s yield on retained regular and residual REMIC interests and the fair value of such interests and of servicing contracts and guarantee liabilities in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company’s prepayment and credit loss experience is more favorable than that assumed, the Company’s yield on its REMIC residual interests will be enhanced. If experience is worse than assumed, then impairment charges could result. The yield to maturity of regular REMIC interests may be influenced by prepayment rates and net credit losses, but is less likely to be influenced by such factors because cash distributions on regular REMIC interests are senior to distributions on residual REMIC interests.

     REMIC residual and regular interests retained by the Company following securitization are considered available for sale and are carried at their estimated fair value. The Company has no securities held for trading or investment purposes.

     Declines in the value of retained REMIC interests are recognized when the fair value of the retained interest is less than its carrying value and the timing and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value.

     Information with respect to the sensitivity of certain retained REMIC interests (including REMIC residual and regular interests, servicing assets and liabilities and guarantee liabilities) to changes in key economic assumptions is included in Note 6 to the Consolidated Financial Statements.

Servicing contracts and fees

Servicing fee income is recognized as earned, net of amortization of servicing assets and liabilities, which are amortized in proportion to and over the period of estimated net servicing income. If the estimated fair value of a servicing contract is less than its carrying value, the Company records a valuation allowance by a charge to earnings to reduce the carrying value of the contract to its estimated fair value. Valuation allowances may be reversed to earnings upon the recovery of a contract’s fair value. Such recoveries are only recognized after sustained performance of the pool has been demonstrated.

Guarantee liabilities

The Company estimates the fair value of guarantee liabilities as the greater of the estimated price differential between guaranteed and substantially similar unguaranteed securities offered for sale by the Company and the present value of payments, if any, estimated to be made as a result of such guarantees. Guarantee liabilities are amortized to income over the period during which the guarantee is outstanding. Amortization is commenced only upon a demonstrated history of pool performance.

     If the present value of any estimated guarantee payments exceeds the amount recorded with respect to such guarantee, the Company records an impairment charge to earnings to increase the guarantee liability to such present value.

Loans held for sale or investment

Loans held for sale are carried at the lower of cost or market. Loans held for investment are carried at their outstanding principal amounts, less unamortized discounts and plus unamortized premiums.

Reserve for credit losses

The Company maintains reserves for estimated credit losses on loans held for investment, on loans warehoused prior to securitization and on loans sold to third parties with full or limited recourse. The Company provides for losses in amounts necessary to maintain the reserves at amounts the Company believes are sufficient to provide for probable future losses based upon the Company’s historical loss experience, current economic conditions and an assessment of current portfolio performance measures.

Insurance underwriting

During 2002, 2001 and 2000 the Company operated a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies are deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses are recorded as insured events occur. Policy acquisition costs, which consist principally of sales commissions and ceding fees, are deferred and amortized over the terms of the contracts.

     The Company estimates liabilities for reported unpaid insurance claims, which are reflected at undiscounted amounts, based upon reports from adjusters with respect to adjusted claims and based on historical average costs per claim for similar claims with respect to unadjusted claims. Adjustment expenses are accrued based on contractual rates with the ceding company. The ceding company, using a development factor that reflects historical average costs per claim and historical reporting lag trends, estimates liabilities for claims incurred but not reported. The Company does not consider anticipated investment income in determining whether premium deficiencies exist. The Company accounts for catastrophe reinsurance ceded in accordance with EITF 93-6, “Accounting for Multi-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.”

Income taxes

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Valuation allowances are provided against assets if it is anticipated that it is more likely than not that some or all of a deferred tax asset may not be realized.

Results of Operations

Total sales decreased 8% to $927 million in fiscal 2002 from $1.0 billion last year, following a 16% decrease in 2001 from the $1.2 billion reported in 2000. Total revenues declined 15% to $927 million from $1.1 billion last year, compared to $1.3 billion reported for 2000.

     The following table summarizes certain key sales statistics for each of the last three years:

	2002	2001	2000

Retail sales (in millions)	$516	$653	$769
Wholesale sales (in millions)	$411	$352	$421
Total sales (in millions)	$927	$1,005	$1,190
Gross profit % – consolidated	23.5%	20.9%	22.1%
New single-section homes sold – retail	2,297	4,011	5,761
New multi-section homes sold – retail	7,230	9,216	10,333
Used homes sold – retail	948	1,425	1,587
New single-section homes sold – wholesale	2,708	1,864	2,867
New multi-section homes sold – wholesale	9,147	8,025	9,307
Average new single-section sales price – retail	$32,000	$30,600	$31,300
Average new multi-section sales price – retail	$59,500	$55,700	$55,200
Average new single-section sales price – wholesale	$19,300	$21,300	$21,200
Average new multi-section sales price – wholesale	$39,100	$38,900	$38,300
Weighted average retail sales centers open during the year	241	352	384
Average dollar sales per sales center (in millions)	$2.1	$1.9	$2.0

2002 Compared to 2001

Net sales

The Company’s sales volume continued to be adversely affected by extremely competitive industry conditions and weak economic conditions, particularly in certain of the Company’s key markets, in 2002. Retail sales dollar volume decreased 21%, reflecting a 28% decrease in new unit volume, principally due to a decrease in the weighted average number of sales centers open during the year. This decrease was partially offset by increases of 5% and 7% in the average new unit sales prices of single-section and multi-section homes, respectively, as well as a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Multi-section homes accounted for 76% of retail new unit sales compared to 70% in 2001. Average retail sales prices of single-section and multi-section homes increased as a result of fewer promotional programs targeted at selling older inventory models during 2002 compared to 2001 and a continuing trend to selling larger homes. Additionally, the Company believes that its sales of new homes may have been adversely affected by the excessive number of repossessed homes in the market.

     During 2002 the Company opened no new sales centers compared to one new sales center during 2001. During 2002 the Company closed 72 underperforming sales centers and converted 3 sales centers to centers that exclusively market repossessed inventory, compared to 2001 when the Company closed 48 underperforming sales centers and converted 32 sales centers to centers that exclusively market repossessed inventory. The closure or conversion of certain sales centers in both 2002 and 2001 resulted principally from the Company’s restructuring plans, which are described further below. Total new retail sales dollars at sales centers open more than one year decreased 3% during 2002. Subsequent to September 30, 2002, the Company announced the closing of additional retail stores as further described in the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis.

     Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 17%, reflecting a 20% increase in wholesale unit volume, which was partially offset by a 9% decrease in the average new unit sales price of single-section homes.

Gross profit

Consolidated gross profit margin increased from 20.9% in 2001 to 23.5% in 2002. This increase primarily resulted from improved manufacturing efficiencies and reduced promotional pricing at retail associated with the Company’s planned inventory reduction. These increases were partially offset by a higher percentage of wholesale sales in 2002. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

	2002	2001

(in thousands)
Interest income	$13,859	$31,281
Servicing fees	37,484	27,830
REMIC residual income	4,673	9,118
Gains (losses) on securities sold and loans sold or held for sale:
Gain on sale of securities and loans	5,595	10,200
Valuation provisions on loans held for sale	(3,522)	—

	2,073	10,200
Impairment and valuation provisions – retained interests	(98,344)	(37,740)
Other	2,843	1,663

	$(37,412)	$42,352

     The decrease in interest income reflects decreased income on retained regular REMIC interests as a result of the sale of a majority of these assets during the fourth quarter of 2001, as well as lower average outstanding balances of loans held for sale in the warehouse prior to securitization and lower average interest rates on loans held for sale in the warehouse prior to securitization. The lower average warehouse balances result from the timing of securitizations and lower loan originations due to sales volume.

     Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of a decrease in servicing asset amortization and an increase in servicing liability amortization. This increase was partially offset by lower overall servicing cash flows from the Company’s securitizations. The timing and amount of servicing cash flows may vary based on the performance of loans in the securitizations and the number of repossessions liquidated. In some instances, however, certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls because the Company’s right to receive servicing fees generally is subordinate to the holders of regular REMIC interests. For 2002, 2001 and 2000 the Company received cash servicing fees of $32.7 million, $39.0 million and $37.2 million, respectively.

     The decrease in REMIC residual income is primarily a result of the sale of a majority of these assets during the fourth quarter of 2001.

     The gain on sale of securities and loans reflects the completion of four securitizations for both 2002 and 2001. The gains in 2002 and 2001 reflect an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

     The Company recorded charges of $3.5 million to reduce the carrying value of loans held for sale to a lower of cost or market basis during 2002. No such charges were recorded during 2001.

     Impairment and valuation provisions are summarized as follows:

	2002	2001

(in thousands)
Impairment writedowns of residual REMIC interests	$1,914	$620
Impairment writedowns of regular REMIC interests	237	20,563
Valuation provisions on servicing contracts	54,289	16,398
Additional provisions for potential guarantee obligations on REMIC securities sold	41,904	159

	$98,344	$37,740

     These impairment and valuation provisions generally resulted from changes in the Company’s estimates of net credit losses and voluntary prepayment rates on securitized loans. During June 2002 the Company decided to substantially curtail its loan assumption program, which was implemented in 2001. The elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, will require the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. As a result of this decision, the Company expects future net credit losses to increase, particularly in the near-to-mid term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows, projected shortfalls in future servicing fee revenues and estimated payments under guarantee obligations on certain subordinated securities sold. The Company expects the decline in recovery rates to be most significant over the next 18 – 24 months, reflecting the Company’s current disposition plan, the weakened economy and the industry’s current oversupply of repossessed homes. Downward adjustments to assumed recovery rates were less substantial for later periods. In addition to these changes to estimated net credit losses, the Company also reduced its voluntary prepayment speed assumptions over the estimated lives of the securitization transactions to reflect the industry’s current retail lending interest rate environment, reduced retail consumer lending capacity as well as the Company’s recent actual voluntary prepayment experience.

     As further described in Note 6 to the Consolidated Financial Statements, the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the net credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults. At September 30, 2002 the aggregate valuation of retained interests was a net liability of $103.1 million, reflecting the guarantee obligations and the net servicing liability on certain of the REMIC securities. The effect of a 10% adverse change in the net credit losses assumption at September 30, 2002 would increase the net liability by approximately $50.4 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

     The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. The expenses associated with this program, which are reflected in the provision for losses on credit sales in the Consolidated Statement of Operations, amounted to $44.3 million in 2002 and $12.2 million in 2001. As previously discussed, during June 2002 the Company decided to substantially curtail the loan assumption program as a result of the significant expense associated with the program and the negative effect it was having on liquidity. The Company converted the majority of assumption units to repossession status. The reduction in use of the program will reduce the cash costs associated with the program. See further discussion in the “Liquidity and Capital Resources” section below.

     In the past, the Company generally attempted to sell the home at retail and refinanced the home. After the Company’s Chapter 11 filing, the Company stopped providing repossession refinancing and expects to sell the substantial majority of repossessed homes through wholesale distribution channels.

     For the year ended September 30, 2002 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 4.60% of the average principal balance of the related loans, compared to approximately 2.15% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. Expenses associated with the loan assumption program implemented in June 2001, as described above, are also included in total credit losses as a percentage of average principal balance and are the principal reason for the increase during 2002. At September 30, 2002 the Company had a total of 7,063 unsold properties in repossession or foreclosure (approximately 5.27% of the total number of serviced assets) compared to 5,940 (including pending assumption or equity transfer units) and 2,603 at September 30, 2001 and 2000, respectively (approximately 4.43% and 1.99%, respectively, of the total number of serviced assets).

     At September 30, 2002 the delinquency rate on Company serviced assets was 5.4%, compared to 6.1% at September 30, 2001. Higher delinquency levels may result in increased repossessions and related future impairment and valuation provisions.

Insurance revenues

Insurance revenues from the Company’s captive reinsurance business decreased 23% to $29.9 million in 2002 from $38.9 million in 2001. This decrease reflects lower new insurance premium sales as a result of lower new home sales by the Company’s retail operations, as well as the sale of policies with shorter insurance terms, predominantly annual policies only. If these adverse trends continue, insurance revenues will continue to decline in future periods.

     Over the past two years the Company has taken various actions in order to reduce the levels of credit support, which take the form of letters of credit and/or cash, required to secure the reinsurance subsidiary’s obligations to pay claims and meet regulatory capital requirements. Effective August 1, 2000 the Company entered into an Extended Service Contract premium recapture agreement where unearned premium and loss reserves were transferred back to the ceding company. This transaction created a commission-based arrangement for this line of business. On March 1, 2001 the Company entered into a similar arrangement that amended the basis upon which credit life premiums are ceded. Under the terms of the agreement, all unearned credit life premiums and loss reserves were transferred back to the ceding company and credit life premiums were ceded on an earned basis, rather than on a written basis. Effective June 1, 2000 the Company entered into a physical damage quota share agreement under which the Company only reinsures 50% of the physical damage insurance risk, the remaining 50% of the risk being retained by the Company’s ceding insurer. As a result of the Company’s favorable loss experience, the Company recognized incremental commissions of $606,000 and $1.7 million in 2002 and 2001, respectively.

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. On November 1, 2002 the company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by January 31, 2003, subject to regulatory approval.

     In the future the Company will continue to participate in commissions from its insurance operations at a lower administrative cost and without the need for credit support. Additionally the Company may participate in incremental commissions based on favorable loss experience. Management believes this arrangement will reduce the volatility of the Company’s earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods, while at the same time allowing the Company to participate in additional profit streams in the event of favorable loss experience.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $50.9 million, or 16%, in 2002 compared to 2001. As a percentage of net sales, selling, general and administrative expenses decreased to 28.0% of net sales in 2002 from 30.9% of net sales in 2001. This decrease is primarily a result of ongoing cost containment measures and the closure of underperforming sales centers having a high ratio of fixed costs to sales. Selling, general and administrative expenses in 2001 also included a $2.1 million charge associated with the closure of 12 retail sales centers.

Consumer finance operating expenses

Consumer finance operating expenses increased $11.0 million, or 27%, during 2002 principally as a result of costs associated with increased headcount, higher depreciation expense due to the capitalization of new computer systems, higher expenses associated with the discounting of customer advances and extensions balances and $2.4 million in operating costs associated with the Company’s servicer advance facility.

Insurance operating expenses

Insurance operating expenses decreased 13% to $13.5 million during 2002 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios. Because reinsurance claims costs are recorded as insured events occur, reinsurance underwriting risk may increase the volatility of the Company’s earnings, particularly with respect to property and casualty reinsurance. However, the quota share agreement described previously, as well as the Company’s purchase of catastrophe reinsurance, should reduce the Company’s underwriting exposure to natural disasters.

Restructuring charges

During 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers. The charges in 1999 included severance and other termination costs related to approximately 2,150 employees primarily in manufacturing, retail and finance operations, costs associated with closing plants and sales centers, and asset writedowns.

     During 2000 the Company reversed into income $6.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company’s legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act (“WARN”). Upon the expiration of a six-month waiting period specified by WARN and the Company’s final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. During 2000 the Company also reevaluated its restructuring plans and determined that the losses associated with the closing of retail sales centers, the idling or closing of manufacturing plants, the disposition of certain assets and legal costs were less than anticipated and $3.5 million of the charges were reversed. During 2000 the Company recorded an additional $3.8 million charge, primarily related to severance costs associated with a reduction in headcount of 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

     During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. These restructuring activities were substantially complete by March 31, 2002.

     Market conditions, particularly in the South where the majority of store closings occurred, remained fluid during the six months ended March 31, 2002. While the Company did close the originally identified approximately 90 stores, these changing market conditions caused the Company to revise its initial determination of the number of stores to be either sold to independent dealers, converted to centers that exclusively market repossessed inventory or closed. The Company originally estimated that the disposition of the stores would be approximately evenly divided between those sold to independent dealers, converted to centers exclusively marketing repossessed inventory or closed. Ultimately, approximately 27 stores were sold, 23 were converted and 40 were closed. As a result of the change in the ultimate disposition of certain of the stores, as well as changes in the original estimate of costs to exit the stores, the Company reversed into income in the quarter ended March 31, 2002, $2.1 million of restructuring charges originally recorded in the fourth quarter of fiscal 2001.

     During the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 40 underperforming retail sales centers and five centers that exclusively market repossessed inventory. The stores to be closed are located principally in the South and Texas, where the Company has continued to experience poor operating results and unsatisfactory credit performance.

     Of the $2.9 million remaining in the restructuring reserve at September 30, 2002, $900,000 related to provisions established prior to the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at September 30, 2002.

     During the execution of the Company’s restructuring plans, approximately 2,950 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan. The Company expects to terminate approximately 150 employees as part of its fourth quarter 2002 plan.

     The components of the restructuring provisions are as follows:

	Severance and other	Plant, sales
	termination	center and	Asset
	charges	office closings	writedowns	Total

(in thousands)
Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance at September 30, 1999	5,643	7,243	—	12,886
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)
Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)

Balance at September 30, 2000	759	1,052	—	1,811
Reversal of restructuring charges	(30)	(45)	—	(75)
Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)

Balance at September 30, 2001	681	4,197	—	4,878
Reversal of restructuring charges	(486)	(1,348)	(412)	(2,246)
Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	(195)	(1,956)	(6,330)	(8,481)

Balance at September 30, 2002	$—	$2,909	$—	$2,909

Goodwill and other asset impairment charges

During 2002 the Company recorded $70.1 million of charges related principally to the impairment of the carrying value of goodwill, assembled workforces and distribution networks. Such impairment provisions related to intangible assets amounted to $41.5 million and were based upon an analysis of cash flows. Additionally, the Company recorded asset impairment charges related to the closure of a manufacturing plant and certain underperforming retail sales centers amounting to $23.0 million. During 2002 the manufacturing plant that was closed in support of the Company’s overall business strategy to align production rates with anticipated sales generated an operating loss of $3.1 million. The underperforming retail sales centers generated an aggregate operating loss of $2.8 million in 2002. As a result of the closure of these retail sales centers and the closure of sales centers announced subsequent to September 30, 2002, the Company also recorded a charge of $9.7 million in the fourth quarter of 2002 to reduce the carrying value of inventory located at these stores to its estimated realizable value. The Company intends to sell a substantial portion of the inventory located at these retail sales centers through wholesale distribution channels, which historically generate reduced margins, in an effort to expedite the sales center closing process.

     Approximately $65.5 million of the $70.1 million charge was noncash in nature and has been disclosed separately in the accompanying Consolidated Statement of Operations. The noncash portions of the charge relate to the reduction in carrying value of assets, including land improvements, leasehold improvements, machinery and equipment, goodwill and intangible assets. The remaining $4.6 million of the $70.1 million of asset impairment charges related to cash costs associated with the closure of the manufacturing facility and has been included in cost of sales in the Company’s Consolidated Statement of Operations contained in Item 8 of the Annual Report on Form 10-K.

Provision for losses on credit sales

The provision for losses on credit sales increased from $20.7 million in 2001 to $52.5 million in 2002 principally as a result of increased expenses associated with the Company’s loan assumption program. Costs associated with the loan assumption program were $44.3 million in 2002 and $12.2 million in 2001.

Interest expense

Interest expense decreased $15.0 million, or 27%, during 2002 due principally to lower average balances outstanding on short-term credit facilities. In addition, 2001 includes $3.1 million of costs associated with efforts to replace the Company’s revolving credit facility.

Income taxes

In 2002 the Company recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company’s federal income tax returns for fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

     The Company also recorded an income tax benefit of $72.2 million resulting from the enactment of the Job Creation and Worker Assistance Act of 2002 (“the Act”) on March 8, 2002. The Act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. After filing its 2001 income tax return, the Company received in April 2002 a cash refund of $46.6 million. The remaining tax benefit from the extended carryback period in the form of a cash refund of approximately $26 million is expected to be realized after the Company files its income tax return for the year ending September 30, 2002.

     Through September 30, 2002 a valuation allowance of $131.8 million has been established, in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversal of existing taxable temporary differences. Because the Company has operated at a loss in its four most recent fiscal years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of FAS 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required. Additionally, the Company’s bankruptcy filing and resulting proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards.

2001 Compared to 2000

Net sales

The Company’s sales volume continued to be adversely affected by extremely competitive industry conditions in 2001. Retail sales dollar volume decreased 15%, reflecting an 18% decrease in new unit volume and a 2% decrease in the average new unit sales price of single-section homes. These decreases were partially offset by a 1% increase in the average new unit sales price of multi-section homes and a shift in product mix toward multi-section homes, which have higher average selling prices than single-section homes. Average retail sales prices of single section homes declined as a result of competitive pricing pressure and various promotional programs targeted at selling older inventory models. Multi-section homes accounted for 70% of retail new unit sales compared to 64% in 2000.

     During 2001 the Company opened one new sales center compared to 11 sales centers during 2000. During 2001 the Company also closed 48 underperforming sales centers and converted 32 sales centers to centers that exclusively market repossessed inventory. The closure or conversion of certain sales centers during 2001 resulted principally from the Company’s restructuring plan, which was announced during the fourth quarter of 2001 as previously described. During 2000, 45 sales centers were closed. Total new retail sales dollars at sales centers open more than one year decreased 12% during 2001.

     Wholesale sales dollar volume decreased 16% due to a 19% decrease in wholesale unit volume, partially offset by a 2% increase in the average new unit sales price of multi-section homes.

Gross profit

Consolidated gross profit margin decreased from 22.1% in 2000 to 20.9% in 2001 primarily as a result of competitive pricing pressures, various promotional programs targeted at selling older inventory models and unfavorable manufacturing variances caused by reduced production schedules experienced during 2001.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

	2001	2000

(in thousands)
Interest income	$31,281	$36,993
Servicing fees	27,830	23,464
REMIC residual income	9,118	16,055
Gains (losses) on securities sold and loans sold or held for sale:
Gain (loss) on sale of securities and loans	10,200	(16,823)
Valuation provisions on loans held for sale	—	(11,951)

	10,200	(28,774)
Impairment and valuation provisions – retained interests	(37,740)	(21,627)
Other	1,663	1,852

	$42,352	$27,963

     The decrease in interest income primarily reflected lower average outstanding balances of loans held for sale in the warehouse prior to securitization, resulting from a decrease in loan originations and the timing of securitizations. This decrease was offset by higher average interest rates on loans held for sale in the warehouse prior to securitization.

     Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of higher overall servicing cash flows from the Company’s securitizations. In some instances, however, certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls because the Company’s right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

     The decrease in REMIC residual income reflects reduced cash flow from certain retained residual interests due to increased liquidations of repossessions in certain securitizations and lower recovery rates on the liquidations.

     The gain/(loss) on sale of securities and loans reflects the completion of four securitizations for both 2001 and 2000. In addition, during fiscal 2000 the Company recorded provisions of $12.0 million to reduce the carrying value of loans held for sale to the lower of cost or market, resulting in aggregate gains on securities sold and loans sold or held for sale of $10.2 million in 2001 compared to aggregate losses of $28.8 million in 2000. The gains in 2001 reflect the increased spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

     Impairment and valuation provisions are summarized as follows:

	2001	2000

(in thousands)
Impairment writedowns of residual REMIC interests	$620	$103
Impairment writedowns of regular REMIC interests	20,563	3,690
Valuation provisions on servicing contracts	16,398	5,979
Additional provisions for potential guarantee obligations on REMIC securities sold	159	11,855

	$37,740	$21,627

     During the fourth quarter of fiscal 2001 the Company sold substantially all subordinated securities retained from prior securitizations. Impairment charges of $20.6 million were recorded during the third quarter of 2001 to reduce the carrying value of these regular REMIC interests to their estimated net realizable value.

     Except for the impairment charge related to the completed sale of the regular REMIC interests described above, impairment and valuation charges generally result from changes in assumptions of default rates and recovery rates on securitized loans. Management monitors performance of the loan pools and underlying collateral and adjusts the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

     The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure during 2001, the Company also increasingly made use of its assumption program as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who is willing to assume the defaulting obligor’s loan. The expenses associated with this program, which have been recorded in the provision for losses on credit sales in the Consolidated Statement of Operations were $12.2 million in 2001. At September 30, 2001 the Company had 2,253 loans that were pending assumption under this program, which are included as unsold properties in repossession or foreclosure in the following paragraph.

     For the year ended September 30, 2001 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 2.15% of the average principal balance of the related loans, compared to approximately 1.96% in 2000. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. At September 30, 2001 the Company had a total of 5,940 unsold properties in repossession or foreclosure, including pending assumption or equity transfer units (approximately 4.43% of the total number of serviced assets), compared to 2,603 and 2,417 at September 30, 2000 and 1999, respectively (approximately 1.99% and 1.90%, respectively, of the total number of serviced assets.)

     At September 30, 2001 the delinquency rate on Company serviced assets was 6.1%, compared to 4.5% at September 30, 2000. Higher delinquency levels may result in increased repossessions and related future impairment and valuation provisions.

Insurance revenues

Insurance revenues from the Company’s captive reinsurance business decreased 31% to $38.9 million in 2001 from $56.4 million in 2000. A substantial portion of insurance revenues is derived from insurance policies sold in connection with new home sales by the Company’s retail operations.

     Effective June 1, 2000, August 1, 2000 and March 1, 2001, respectively, the Company entered into a quota share agreement for its physical damage policies, a commission-based arrangement for its extended service contract line of business and an arrangement that amended the basis upon which credit life premiums are ceded. These agreements are more fully described in the “2002 Compared to 2001 – Insurance revenues” discussion above. As a result of the Company’s favorable loss experience since the inception of the quota share agreement, the Company recognized incremental commissions of $1.7 million during 2001.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $24.3 million, or 7%, in 2001 compared to 2000. As a percentage of net sales, selling, general and administrative expenses increased to 30.9% of net sales in 2001 from 28.2% of net sales in 2000. This increase is primarily a result of certain salesperson compensation incentives associated with a reduction of inventory levels and higher operating expenses at sales centers in the process of closing, combined with a lower sales base over which to spread the Company’s fixed portion of distribution and overhead costs. In addition, during the third quarter of 2001 the Company recorded in selling, general and administrative expenses a $2.1 million charge, most of which was noncash in nature, related to the closing of 12 sales centers.

Consumer finance operating expenses

Consumer finance operating expenses decreased $2.7 million, or 6%, during 2001 principally as a result of the effect of the Company’s cost reduction initiatives undertaken during the fourth quarter of 2000 and during 2001.

Insurance operating expenses

Insurance operating expenses decreased 52% to $15.5 million during 2001 primarily as a result of favorable loss ratios and because a larger percentage of insurance revenues were derived from products with lower expense ratios.

Restructuring charges

During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers. Of the $4.9 million remaining in the restructuring reserve at September 30, 2001, $80,000 related to provisions established before the fourth quarter of 2001. Information regarding the Company’s restructuring activities is provided in “2002 Compared to 2001 – Restructuring charges.”

Provision for losses on credit sales

The provision for losses on credit sales increased from $3.0 million in 2000 to $20.7 million in 2001 principally as a results of expenses associated with the Company’s loan assumption program. Costs associated with the loan assumption program were $12.2 million in 2001.

Interest expense

Interest expense increased $4.8 million, or 10%, during 2001 primarily due to higher fees and higher interest rates than in 2000 associated with the Company’s short-term credit facilities. These increases were partially offset by lower average balances outstanding during the year. The Company also expensed approximately $3.1 million of costs associated with efforts to replace the Company’s revolving credit facility.

Income taxes

As previously described in “2002 Compared to 2001 – Income taxes,” under the provisions of FAS 109 management does not believe it is appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Consequently, the Company’s results for the year ended September 30, 2001 do not reflect a benefit from income taxes, notwithstanding the fact that the Company reported a loss for the period. At September 30, 2001 the Company had approximately $128 million of deferred tax assets against which a full valuation allowance was recorded. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

Cumulative effect of accounting changes

Effective October 1, 2000 the Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) and recorded a charge of $14.6 million as the cumulative effect of an accounting change as of that date. The effect of this change on 2001 operations, excluding the cumulative effect, was $13.3 million. Under its previous accounting policy, the Company recognized revenue for the majority of retail sales upon closing, which included execution of loan documents and related paperwork and receipt of the customer’s down payment. In adopting the provisions of SAB 101, the Company changed its revenue recognition policy on these retail sales to a method based on delivery, installation and set up of the home at the customer’s site and completion of all contractual obligations. As required by SAB 101 the Company restated its quarterly financial results for 2001, which are shown in Note 23 to the Consolidated Financial Statements.

     In October 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which sets forth new accounting requirements for the recognition of impairment on REMIC interests arising from securitizations. Under the prior accounting rule, declines in the value of retained REMIC interests were recognized in earnings when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the retained interest. Under the new accounting rule, declines in value are recognized when the fair value of the retained interest is less than its carrying value and the timing and/or amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value. The Company adopted EITF 99-20 as required on April 1, 2001 and accordingly recorded a charge for the cumulative effect of an accounting change of $2.3 million as of that date.

Liquidity and Capital Resources

For the years ended September 30, 2002, 2001 and 2000 the Company reported net losses of $193.1 million, $176.0 million and $120.9 million, respectively.

     These financial results reflect the difficult business conditions within the manufactured housing industry. The Company has been operating in a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 23% during calendar 2001 and by approximately 20% during the first ten months of calendar 2002, while annual repossessions have increased to an estimated 90,000 units in 2002, more than 50% of new home shipments.

     In addition to the industry and economic factors described above, the Company’s loans originated in 2000 and before continued to perform poorly during 2002 and the manufactured housing asset-backed securities market, into which the Company sells its loans, deteriorated further. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, has resulted in the Company’s loan servicing income being substantially eliminated. These factors have also increased the payments the Company will be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

     Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Company filed for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business.

     At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management's intention to emerge from Chapter 11 as quickly as possible. The Company’s future results are dependent upon the timely development, confirmation and implementation of a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially if not completely diluted or cancelled as a result of the conversion of debt to equity or as a result of other compromises of interest. Further, it is also likely that the Company’s senior notes and REMIC guarantee obligations will be converted to equity. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described in the “Forward Looking Statements” section below.

     On November 23, 2002 the Debtors reached an agreement in principle with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The proposed DIP Facility includes an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”).

     On November 27, 2002 the Debtors entered into a Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (the “Interim DIP Agreement”) with Foothill Capital Corporation, Textron Financial Corporation and The CIT Group/Business Credit, Inc., pursuant to which such lenders agreed to provide the Company with up to $25 million in interim debtor-in-possession financing. Borrowings under the Interim DIP Agreement bore interest at prime plus 3.5% and were secured by a super priority lien on substantially all of the Company’s assets. The Interim DIP Agreement matured on December 31, 2002.

     On December 31, 2002 the Court approved the DIP Facility. The Debtors believe that documentation of the Tranche A Revolving Loan, which replaces the Company’s $65 million revolving credit facility and the Interim DIP Agreement, is substantially complete. The Debtors also believe that the Tranche B Servicing Advance Loan will be finalized by the end of January 2003. However, there can be no assurances that the DIP Facility will be finalized.

     The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms. Continued borrowing under this facility is conditioned upon the finalization of the DIP Facility.

     The Company believes that borrowings under these facilities, (if and when they are finalized and subject to continued availability) coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow, will be sufficient to meet its obligations and to execute its business plan throughout the bankruptcy proceedings. In addition, the Company received in December 2002 an income tax refund for 2002 approximating $26 million.

     The Company anticipates continuing to generate liquidity through its securitization program. The retail financing of sales of the Company’s products is an integral part of the Company’s integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. Should the Company’s ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. The Company’s inability to find alternative sources of funding would have a materially adverse impact on the Company’s liquidity, operations and reorganization plan.

     The Company, from time to time, has retained certain subordinated securities from its securitizations. At September 30, 2002 the Company had retained such subordinated asset-backed securities having a carrying value of $12.8 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact the Company’s liquidity and operations.

     The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. At September 30, 2002 the Company was operating 19 plants, though many were operating at reduced production schedules. On October 4, 2002 the Company announced the closure of approximately 40 retail sales centers. As part of the Company’s operational restructuring plan announced November 15, 2002, five of the 19 plants were closed, along with the loan origination operations in Texas. In addition, the Company announced that it plans to close an additional 75 sales centers, located principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations will be closed by March 31, 2003. Following these closures, the Company will operate approximately 120 retail sales centers.

     On November 15, 2002 the New York Stock Exchange, Inc. (“NYSE”) announced that it had determined that the Company’s common stock should be suspended from trading on the NYSE immediately. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002.

     The Company estimates that in 2003 capital expenditures will approximate $6 million comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems. However, this amount may be adjusted downward subject to the final terms of the DIP financing and the Company’s plan of reorganization when submitted and approved.

     During the year ended September 30, 2002 the Company decreased inventories by $40 million, net of inventory reserves, principally due to the closing of underperforming retail sales centers.

     The decrease in loans and investments from September 30, 2001 principally reflects a decrease in loans held for sale from $163 million at September 30, 2001 to $150 million at September 30, 2002, as well as a decrease in retained interests in REMIC securitizations from $37 million at September 30, 2001 to $28 million at September 30, 2002. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time.

     On June 1, 2002 the Company redeemed $12.9 million of its reset debentures due 2007 pursuant to redemption provisions in the related trust indenture. The interest rate on the reset debentures changed on June 1, 2002 from 8% to 12.50%.

New Accounting Standards

The Financial Accounting Standard Board issued Statement No. 141, “Business Combinations,” (“FAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). FAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and are tested for impairment at least annually. As previously discussed, the Company wrote off all its remaining goodwill and other intangibles as of September 30, 2002.

     The Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 at the beginning of 2003. As a result of its bankruptcy filing, the Company has not yet determined the impact that this statement could have on its financial position or results of operations.

     The Board has also issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt FAS 144 at the beginning of 2003. As a result of its bankruptcy filing, the Company has not yet determined the impact that this statement could have on its financial position or results of operations.

Market risk

Certain of the Company’s financial instruments are subject to market risk, including interest rate risk. The Company’s financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company has no financial instruments held for trading purposes.

     The Company originates loans, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes them to obtain permanent financing for such loan originations. Accordingly, the Company’s loans held for sale are exposed to risk from changes in interest rates between the times loans are originated and the time at which the Company obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market. The Company attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Loans held for sale are excluded from the table below as they primarily represent recent originations which are intended for securitization in fiscal 2003.

     Loans held for investment act as collateral for certain of the Company’s debt obligations, which were repaid during 2001, and are subject to interest rate risk. The Company currently does not originate any loans with the intention of holding them for investment.

     Retained regular and residual REMIC interests are held as available for sale securities; the value of these securities may change in response to, among other things, changes in interest rates. Such interests in REMIC securitizations are valued as described in Notes 2, 5 and 6 to the Consolidated Financial Statements.

     The Company’s loan purchase facility provides for interest at a variable rate. Accordingly, an increase in short-term interest rates would adversely affect interest expense on such facility. In addition, certain of the Company’s notes and bonds payable bear interest at floating rates, and interest expense on such obligations would be adversely affected by an increase in short-term interest rates.

     The following table sets forth the Company’s financial instruments that are sensitive to changes in interest rates at September 30, 2002:

		Assumed cash flows
	Weighted
	average								Estimated
	interest rate								fair
(dollar amounts in thousands)	at year end(1)	2003	2004	2005	2006	2007	Thereafter	Total	value

Loans held for investment(2)
Fixed rate loans	10.6%	$869	$759	$661	$574	$497	$2,259	$5,619	$3,290
Retained REMIC interests(3)
Regular interests	9.1%	3,865	1,866	1,859	1,850	1,846	33,763	45,049	13,810
Residual interests	16.0%	314	14,322	4,138	—	—	8,783	27,557	14,310

(1)	For REMIC residual interests represents the weighted average interest rate used to discount assumed cash flows.

(2)	Assumed cash flows represent contractual cash flows reduced by the effects of estimated prepayments.

(3)	Assumed cash flows reflect the assumed prepayment rates used in estimating the fair values of the related REMIC interests.

		Maturities
	Weighted
	average								Estimated
	interest rate								fair
(dollar amounts in thousands)	at year end(1)	2003	2004	2005	2006	2007	Thereafter	Total	value

Short-term borrowings	3.4%	$59,000	$—	$—	$—	$—	$—	$59,000	$59,000
Notes and bonds payable
Fixed rate	8.1%	95	124,630	88	91	2,725	174,328	301,957	79,259
Variable rate	3.0%	818	829	771	764	621	3,407	7,210	7,210

Forward Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements and information based on beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. These statements include, among others, statements relating to the Company’s expectation that future net credit losses will increase, particularly in the near-to-mid term; the Company’s belief that if adverse trends in new home sales and the sale of insurance policies with shorter terms continues, then its insurance revenues will continue to decline in future periods; management’s belief that the Company’s participation in incremental insurance commissions based on favorable loss experience will reduce the volatility of the Company’s earnings; the Company’s expectation that it will terminate approximately 150 employees as part of its fourth quarter 2002 plan; management’s belief that difficult competitive and economic conditions may continue for the foreseeable future, making it inappropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid; the Company’s expectation that it will be able to access new working capital while in bankruptcy proceedings; the Company’s expectation that it will finalize the DIP Facility; the Company’s belief that the Tranche A Revolving Loan is substantially complete and that the Tranche B Servicing Advance Loan will be finalized in January 2003; the Company’s belief that it will successfully emerge from its Chapter 11 reorganization as a going concern; the Company’s expectation that it will continue to operate in the ordinary course of business during the Chapter 11 reorganization; the Company’s belief that the Company’s common stock will likely be substantially or completely diluted or cancelled under the reorganization plan and that the Company’s senior notes and REMIC guarantee obligations will be converted to equity; and the Company’s estimate that it may spend $6 million on capital expenditures in fiscal 2003.

     These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its operations; it may recognize special charges or experience increased costs in connection with its securitization or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of underperforming sales centers); adverse changes in government regulations applicable to its business could negatively impact the Company; it could suffer losses resulting from litigation (including shareholder class actions or other class action suits); the Company could experience increased credit losses or higher delinquency rates on loans originated; negative changes in general economic conditions in market could adversely impact the Company; it could lose the services of key management personnel; and any other factors that generally affect companies in its lines of business could also adversely impact the Company.

     In addition, the views of the Company are subject to certain risks related to the Chapter 11 bankruptcy proceedings, including the Company may not be able to continue as a going concern; the Company’s debtor-in-possession and other financing activities may not be finalized, may be terminated or otherwise may not be available for borrowing; the Company may not be able to securitize the loans that it originates or otherwise finance its loan origination activities; the Company may be unable to complete the DIP Financing and such failure would constitute an event of default under the Company’s existing $200 million loan purchase facility; the Company may not be able to obtain the Court’s approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company may not be able to develop, prosecute, confirm and consummate one of more plans of reorganization with respect to the Chapter 11 cases; third parties may seek and obtain court approval to terminate or shorten the exclusivity period that the Company has to propose and confirm one of more plans of reorganization, for the appointment of a Chapter 11 trustee or to convert the cases to Chapter 7 cases; the Company may not be able to obtain and maintain normal terms with vendors and service providers; the Company may not be able to maintain contracts that are critical to its operations and the Chapter 11 cases may have an adverse impact on the Company’s liquidity or results of operations.

     Should the Company’s underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk.

     The information required by this Item is included in Item 7 above under the caption “Market Risk.”

Item 8.  Financial Statements and Supplementary Data

Consolidated Statement of Operations

Oakwood Homes Corporation and Subsidiaries

(in thousands except per share data)

	Year ended September 30,

	2002	2001	2000

Revenues
Net sales	$926,535	$1,005,120	$1,189,885
Financial services
Consumer finance, net of impairment and valuation provisions	(37,412)	42,352	27,963
Insurance	29,938	38,948	56,430

	(7,474)	81,300	84,393
Other income	7,553	9,285	9,854

Total revenues	926,614	1,095,705	1,284,132

Costs and expenses
Cost of sales	708,953	794,634	927,517
Selling, general and administrative expenses	259,849	310,787	335,123
Financial services operating expenses
Consumer finance	51,453	40,471	43,220
Insurance	13,511	15,468	32,316

	64,964	55,939	75,536
Restructuring charges (reversals)	6,511	17,768	(2,597)
Goodwill and other asset impairment charges	65,479	—	—
Provision for losses on credit sales	52,512	20,657	3,000
Interest expense	40,126	55,103	50,289

Total costs and expenses	1,198,394	1,254,888	1,388,868

Loss before income taxes and cumulative effect of accounting changes	(271,780)	(159,183)	(104,736)
Provision for income taxes	(78,729)	—	16,129

Loss before cumulative effect of accounting changes	(193,051)	(159,183)	(120,865)
Cumulative effect of accounting changes, net of income taxes	—	(16,866)	—

Net loss	$(193,051)	$(176,049)	$(120,865)

Loss per share before cumulative effect of accounting changes
Basic	$(20.33)	$(16.89)	$(12.98)

Diluted	$(20.33)	$(16.89)	$(12.98)

Net loss per share
Basic	$(20.33)	$(18.68)	$(12.98)

Diluted	$(20.33)	$(18.68)	$(12.98)

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheet

Oakwood Homes Corporation and Subsidiaries

(in thousands except share and per share data)

	September 30,

	2002	2001

Assets
Cash and cash equivalents	$20,107	$44,246
Loans and investments	175,865	199,403
Other receivables	158,707	124,807
Inventories	178,295	228,572
Properties and facilities	177,212	208,798
Other assets	50,262	116,464

	$760,448	$922,290

Liabilities and shareholders’ equity
Short-term borrowings	$59,000	$47,500
Notes and bonds payable	309,167	323,120
Accounts payable and accrued liabilities	251,167	250,658
Insurance reserves and unearned premiums	16,274	17,322
Deferred income taxes	6,169	6,169
Guarantee and other long-term obligations	77,374	38,750
Shareholders’ equity
Common stock, $.50 par value; 100,000,000 shares authorized; 9,537,000 and 9,528,000 shares issued and outstanding	4,769	4,764
Additional paid-in capital	199,857	199,761
Retained earnings (accumulated deficit)	(164,554)	28,497

	40,072	233,022
Accumulated other comprehensive income	1,278	5,912
Unearned compensation	(53)	(163)

Total shareholders’ equity	41,297	238,771
Commitments and contingencies (Notes 5, 12 and 21)

	$760,448	$922,290

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Cash Flows

Oakwood Homes Corporation and Subsidiaries

(in thousands)

	Year ended September 30,

	2002	2001	2000

Operating activities
Net loss	$(193,051)	$(176,049)	$(120,865)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Cumulative effect of accounting changes	—	16,866	-
Depreciation and amortization	28,717	57,401	50,328
Deferred income taxes	—	—	36,881
Provision for losses on credit sales, net of charge-offs	954	(584)	(359)
(Gain) loss on securities sold and loans sold or held for sale	(855)	(10,200)	28,774
Impairment and valuation provisions – retained interests	98,344	37,740	21,627
Excess of cash receipts over REMIC residual income recognized (income recognized over cash received)	2,011	(707)	6,776
Reversal of restructuring charges	(2,246)	(75)	(6,366)
Noncash restructuring and asset impairment charges	72,220	12,460	1,190
Other	(7,858)	(6,645)	(8,611)
Changes in assets and liabilities
Other receivables	(31,084)	(9,975)	(15,804)
Inventories	40,023	128,682	120,595
Deferred insurance policy acquisition costs	770	1,008	10,379
Other assets	(2,959)	(12,496)	(11,911)
Accounts payable and accrued liabilities	(25,918)	(26,682)	9,265
Insurance reserves and unearned premiums	(1,048)	(27,280)	(44,802)
Other long-term obligations	(3,951)	(2,805)	(3,417)

Cash provided (used) by operations	(25,931)	(19,341)	73,680
Loans originated	(815,520)	(847,005)	(1,037,872)
Purchase of loans and securities	(9,405)	—	(3,536)
Sale of loans	821,882	896,142	1,088,487
Principal receipts on loans	16,604	17,672	24,839

Cash provided (used) by operating activities	(12,370)	47,468	145,598

Investing activities
Acquisition of properties and facilities	(8,722)	(11,144)	(20,964)
Other	—	10,348	28,453

Cash provided (used) by investing activities	(8,722)	(796)	7,489

Financing activities
Net borrowings (repayments) on short-term credit facilities	11,500	(18,000)	(134,300)
Payments on notes and bonds	(14,557)	(6,951)	(22,126)
Cash dividends	—	—	(1,414)
Proceeds from exercise of stock options	10	2	337

Cash used by financing activities	(3,047)	(24,949)	(157,503)

Net increase (decrease) in cash and cash equivalents	(24,139)	21,723	(4,416)
Cash and cash equivalents
Beginning of year	44,246	22,523	26,939

End of year	$20,107	$44,246	$22,523

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Changes in Shareholders’ Equity and Other Comprehensive Income

Oakwood Homes Corporation and Subsidiaries

(in thousands except per share data)

				Retained	Accumulated
	Common		Additional	earnings	other		Total
	shares	Common	paid-in	(accumulated	comprehensive	Unearned	shareholders'
	outstanding	stock	capital	deficit)	Income	compensation	equity

Balance at September 30, 1999	9,421	$4,711	$190,028	$326,825	$7,021	$(2,593)	$525,992
Comprehensive income:
Net loss	—	—	—	(120,865)	—	—	(120,865)
Unrealized gain on securities available for sale	—	—	—	—	604	—	604

Total comprehensive income (loss)	—	—	—	(120,865)	604	—	(120,261)
Exercise of stock options	4	2	335	—	—	—	337
Forfeiture of restricted stock	(4)	(2)	(1,531)	—	—	—	(1,533)
Amortization of unearned compensation	—	—	—	—	—	2,172	2,172
ESOP shares committed to be released	—	—	(249)	—	—	240	(9)
Cash dividends ($.15 per share)	—	—	—	(1,414)	—	—	(1,414)

Balance at September 30, 2000	9,421	4,711	188,583	204,546	7,625	(181)	405,284
Comprehensive income:
Net loss	—	—	—	(176,049)	—	—	(176,049)
Unrealized loss on securities available for sale	—	—	—	—	(1,713)	—	(1,713)

Total comprehensive loss	—	—	—	(176,049)	(1,713)	—	(177,762)
Exercise of stock options	1	—	2	—	—	—	2
Issuance of restricted stock	114	57	168	—	—	(355)	(130)
Forfeiture of restricted stock	(8)	(4)	(19)	—	—	23	—
Amortization of unearned compensation	—	—	—	—	—	350	350
Issuance of stock warrant	—	—	11,027	—	—	—	11,027

Balance at September 30, 2001	9,528	4,764	199,761	28,497	5,912	(163)	238,771
Comprehensive income:
Net loss	—	—	—	(193,051)	—	—	(193,051)
Unrealized loss on securities available for sale	—	—	—	—	(4,634)	—	(4,634)

Total comprehensive loss	—	—	—	(193,051)	(4,634)	—	(197,685)
Exercise of stock options	2	1	9	—	—	—	10
Issuance of restricted stock	14	7	104	—	—	(111)	—
Forfeiture of restricted stock	(7)	(3)	(17)	—	—	20	—
Amortization of unearned compensation	—	—	—	—	—	201	201

Balance September 30, 2002	9,537	$4,769	$199,857	$(164,554)	$1,278	$(53)	$41,297

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Oakwood Homes Corporation and Subsidiaries

Note 1 – Proceedings Under Chapter 11 of the Bankruptcy Code

On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware ( the “Court”). The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     The Company decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of loans originated in 2000 and before, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sells its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s wholesale dealers.

     On November 23, 2002 the Debtors reached an agreement in principle with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The proposed DIP Facility includes an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”).

     On November 27, 2002 the Debtors entered into a Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (the “Interim DIP Agreement”) with Foothill Capital Corporation, Textron Financial Corporation and The CIT Group/Business Credit, Inc., pursuant to which such lenders agreed to provide the Company with up to $25 million in interim debtor-in-possession financing. Borrowings under the Interim DIP Agreement bore interest at prime plus 3.5% and were secured by a super priority lien on substantially all of the Company’s assets. The Interim DIP Agreement matured on December 31, 2002. See Note 25 — Subsequent Event.

     The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms. Continued borrowing under this facility is conditioned upon the finalization of the DIP Facility.

     The Company’s proposed reorganization plan, agreed to in principle by Berkshire Hathaway Inc., calls for the conversion of the Company’s $303 million of senior unsecured debt and its guarantees of principal and interest on $275 million of subordinated REMIC bonds into 100% of the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the proposed plan will be approved by the Court or the creditors of the Company.

     As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations will be closed by March 31, 2003. In connection with these and other previously announced closings, the Company recorded approximately $48.5 million in restructuring and other asset impairment charges subsequent to September 30, 2002 to reflect certain changes in the Company’s asset disposition strategy. On October 4, 2002, prior to the announcement of its planned operational restructuring, the Company announced the closure of approximately 40 retail sales centers as further discussed in Note 14. Following these closures, the Company will operate approximately 120 sales centers.

     On November 15, 2002 the New York Stock Exchange (“NYSE”) announced that it had determined that the Company’s common stock should be suspended from trading on the NYSE immediately. The Company understands that the NYSE has submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE with such delisting to be effective as of December 30, 2002.

     Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization to be approved by the Court. Although the Debtors expect to file a reorganization plan that provides for emergence from bankruptcy as a going concern, there can be no assurance that a reorganization plan will be proposed by the Debtors or confirmed by the Court, or that any such plan will be successfully implemented.

     Under the Bankruptcy Code, the Debtors may also assume or reject executory contracts, including lease obligations, subject to the approval of the Court and certain other conditions. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. At this early stage of the bankruptcy, the Company cannot estimate or anticipate what effect the rejection and disposition of subsequent claims of executory contracts may have on the reorganization process.

     In January 2003 the Company expects to file with the Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. When filed, all of the schedules and statements will be subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process, although a bar date for filing claims has not yet been established. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution, if any, with respect to allowed claims is not presently ascertainable.

     The United States Trustee has appointed an unsecured creditors committee. The official committee and its legal representatives have a right to be heard on all matters that come before the Court and is the primary entity with which the Company will negotiate the terms of a plan of reorganization. To date, no other committees have been appointed by the United States Trustee. There can be no assurance this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively impact the Company’s ability to operate during bankruptcy and could delay the Company’s emergence from bankruptcy or cause the bankruptcy proceedings to be converted from a reorganization to a liquidation.

     At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management’s intention to emerge from Chapter 11 as quickly as possible. The Company’s future results are dependent upon the timely development, confirmation and implementation of a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially diluted or cancelled as a result of the conversion of debt to equity or as a result of other compromises of interest. Further, it is also likely that the Company’s senior notes and REMIC guarantee obligations will be converted to equity. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described in the “Forward Looking Statements” section of Management’s Discussion and Analysis.

     The ultimate recovery, if any, by creditors, security holders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern is subject to numerous risks and uncertainties and is predicated upon, among other things, the confirmation of a reorganization plan, compliance with the provisions of the Interim DIP Agreement, the DIP Facility and the loan purchase facility, the ability to generate cash flows from operations and the ability to obtain financing sources sufficient to satisfy the Company’s future obligations and meet current operating needs. The Consolidated Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Note 2 — Summary of Significant Accounting Policies

The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The preparation of the Company’s Consolidated Financial Statements in conformity with generally accepted accounting principles requires that the Company’s management make estimates and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. The Company evaluates these estimates and assumptions on an ongoing basis.

Description of business

Oakwood Homes Corporation and its subsidiaries (collectively, the “Company”) are engaged in the production, sale, financing and insuring of manufactured housing throughout the United States.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of Oakwood Homes Corporation and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. In June 2001 the Board of Directors declared a one-for-five reverse stock split effective on June 18, 2001. Where appropriate, all share and per share amounts included in the Consolidated Financial Statements and notes thereto have been adjusted retroactively to give effect to the reverse stock split. Effective November 15, 2002 the Company will prepare its Consolidated Financial Statements in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”

Revenue recognition — manufactured housing

Effective October 1, 2000 the Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) and recorded a charge of $14.6 million, or $1.55 per share, as a cumulative effect of an accounting change as of that date. The effect of this change on 2001 operations, excluding the cumulative effect, was $13.3 million, or $1.41 per share. The pro forma effects of this accounting change for prior periods have not been presented as information related to the installation and set up of the home was not previously maintained in the Company’s accounting systems, and thus the amounts are not readily determinable. The Company has restated quarterly amounts previously reported for 2001 in Note 23.

     Under its previous accounting policy, the Company recognized revenue for the majority of retail sales based upon closing, which included execution of loan documents and related paperwork and receipt of the customer’s down payment. For those sales in which the home remains personal property, rather than being converted to real property (i.e., sales under retail installment contracts), the closing generally took place before the home was delivered to and installed on the customer’s site. In adopting the provisions of SAB 101, the Company changed its revenue recognition policy on these retail sales to a method based on delivery, installation and set up of the home at the customer’s site and completion of all contractual obligations. Retail sales transactions in which the home is converted from personal property to real property are financed as traditional mortgages rather than under retail installment contracts, and have historically been recognized on this method.

     Wholesale sales from manufacturing operations are recognized when title and risk of loss transfers upon shipment of homes from the manufacturing facilities to the Company’s independent retailers. The majority of wholesale sales are made for cash, with most dealers financing their purchases under floorplanning arrangements with banks or finance companies. The Company has no obligation to install or set up the home upon retail sale of the home by the independent retailer, and independent retailers do not have the right to return products.

Consumer finance

A substantial majority of the Company’s retail customers purchase homes on credit. In addition, the Company also provides financing to the customers of certain of its independent retailers. The related loans are evidenced by either installment sale contracts or mortgages originated by the Company’s finance subsidiary, Oakwood Acceptance Corporation LLC (“Oakwood Acceptance”), or, to a lesser extent, by third party financial institutions.

Interest income

Interest income on loans is recognized in accordance with the terms of the loans (principally level yield or 30-day accrual method).

Loan securitization

The Company finances its lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits (“REMICs”) or, for certain FHA-insured loans, using collateralized mortgage obligations issued under authority granted to the Company by the Government National Mortgage Association (“GNMA”).

     The Company allocates the sum of its basis in the loans conveyed to each REMIC and the costs of forming the REMIC among the REMIC interests retained and the REMIC interests sold to investors based upon the relative estimated fair values of such interests.

     The Company estimates the fair value of retained REMIC interests, including regular and residual interests, servicing contracts and guarantee liabilities based, in part, upon net credit loss, discount rate and prepayment assumptions which management believes market participants would use for similar instruments.

     Income on retained REMIC regular and residual interests is recorded using the level yield method over the period such interests are outstanding. The rate of voluntary prepayments and the amount and timing of credit losses affect the Company’s yield on retained regular and residual REMIC interests and the fair value of such interests and of servicing contracts and guarantee liabilities in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company’s prepayment and credit loss experience is more favorable than that assumed, the Company’s yield on its REMIC residual interests will be enhanced. If experience is worse than assumed, then impairment charges could result. The yield to maturity of regular REMIC interests may be influenced by prepayment rates and net credit losses, but is less likely to be influenced by such factors because cash distributions on regular REMIC interests are senior to distributions on residual REMIC interests.

     In October 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets”, which sets forth new accounting requirements for the recognition of impairment on REMIC interests arising from securitizations. Under the prior accounting rule, declines in the value of retained REMIC interests were recognized in earnings when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the retained interest. Under the new accounting rule, declines in value are recognized when the fair value of the retained interest is less than its carrying value and the timing and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value.

     The Company adopted EITF 99-20, as required, on April 1, 2001 and accordingly recorded a charge for the cumulative effect of an accounting change of $2.3 million as of that date.

     REMIC residual and regular interests retained by the Company following securitization are considered available for sale and are carried at their estimated fair value. The Company has no securities held for trading or investment purposes.

Servicing contracts and fees

Servicing fee income is recognized as earned, net of amortization of servicing assets and liabilities, which are amortized in proportion to and over the period of estimated net servicing income. If the estimated fair value of a servicing contract is less than its carrying value, the Company records a valuation allowance by a charge to earnings to reduce the carrying value of the contract to its estimated fair value. Valuation allowances may be reversed to earnings upon the recovery of a contract’s fair value. Such recoveries are only recognized after sustained performance of the pool has been demonstrated.

Guarantee liabilities

The Company estimates the fair value of guarantee liabilities as the greater of the estimated price differential between guaranteed and substantially similar unguaranteed securities offered for sale by the Company and the present value of payments, if any, estimated to be made as a result of such guarantees. Guarantee liabilities are amortized to income over the period during which the guarantee is outstanding. Amortization is commenced only upon a demonstrated history of pool performance.

     If the present value of any estimated guarantee payments exceeds the amount recorded with respect to such guarantee, the Company records an impairment charge to earnings to increase the guarantee liability to such present value.

Interest rate risk management

The Company periodically enters into off-balance sheet financial agreements, principally forward contracts to enter into interest rate swaps and options on such contracts, in order to hedge the sales price of REMIC interests to be sold in securitization transactions. The net settlement proceeds or cost from termination of the agreements is included in the determination of gain or loss on the sale of the REMIC interests. The Company has adopted Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value. The Company has not had any derivative transactions during the three years ended September 30, 2002.

Loans held for sale or investment

Loans held for sale are carried at the lower of cost or market. Loans held for investment are carried at their outstanding principal amounts, less unamortized discounts and plus unamortized premiums.

Reserve for credit losses

The Company maintains reserves for estimated credit losses on loans held for investment, on loans warehoused prior to securitization and on loans sold to third parties with full or limited recourse. The Company provides for losses in amounts necessary to maintain the reserves at amounts the Company believes are sufficient to provide for probable future losses based upon the Company’s historical loss experience, current economic conditions and an assessment of current portfolio performance measures.

Acquired loan portfolios

The Company periodically purchases portfolios of loans. The Company adds to the reserve for credit losses an estimate of future credit losses on such loans and includes such amount as a component of the purchase price of the acquired portfolios. The difference between the aggregate purchase price of the acquired portfolios and the aggregate principal balance of the loans included therein, representing discount or premium on the loans, is amortized to income over the life of the loans using the level yield method.

Insurance underwriting

During 2002, 2001 and 2000 the Company operated a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies are deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses are recorded as insured events occur. Policy acquisition costs, which consist principally of sales commissions and ceding fees, are deferred and amortized over the terms of the contracts.

     The Company estimates liabilities for reported unpaid insurance claims, which are reflected at undiscounted amounts, based upon reports from adjusters with respect to adjusted claims and based on historical average costs per claim for similar claims with respect to unadjusted claims. Adjustment expenses are accrued based on contractual rates with the ceding company. The ceding company, using a development factor that reflects historical average costs per claim and historical reporting lag trends, estimates liabilities for claims incurred but not reported. The Company does not consider anticipated investment income in determining whether premium deficiencies exist. The Company accounts for catastrophe reinsurance ceded in accordance with EITF 93-6, “Accounting for Multi-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.”

     Over the past two years the Company has taken various actions in order to reduce the levels of credit support, which take the form of letters of credit and/or cash, required to secure the reinsurance subsidiary’s obligations to pay claims and meet regulatory capital requirements. Effective August 1, 2000 the Company entered into an Extended Service Contract premium recapture agreement where unearned premium and loss reserves were transferred back to the ceding company. This transaction created a commission-based arrangement for this line of business. On March 1, 2001 the Company entered into a similar arrangement that amended the basis upon which credit life premiums are ceded. Under the terms of the agreement, all unearned credit life premiums and loss reserves were transferred back to the ceding company and credit life premiums were ceded on an earned basis, rather than on a written basis. Effective June 1, 2000 the Company entered into a physical damage quota share agreement under which the Company only reinsures 50% of the physical damage insurance risk, the remaining 50% of the risk being retained by the Company’s ceding insurer. As a result of the Company’s favorable loss experience, the Company recognized incremental commissions of $606,000 and $1.7 million in 2002 and 2001, respectively.

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. On November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by January 31, 2003, subject to regulatory approval.

     In the future the Company will continue to participate in commissions from its insurance operations at a lower administrative cost and without the need for credit support. Additionally the Company may participate in incremental commissions based on favorable loss experience.

Inventories

Inventories are valued at the lower of cost or market, with cost determined using the specific identification method for new and used manufactured homes and the first-in, first-out method for all other items.

Properties and facilities

Properties and facilities are carried at cost less accumulated depreciation and amortization. The Company provides depreciation and amortization using principally the straight-line method over the assets’ estimated useful lives, which are as follows:

Estimated
Classification	useful lives

Land improvements	3-20 years
Buildings and field sales offices	5-39 years
Furniture, fixtures and equipment	3-12 years
Leasehold improvements	1-10 years

     In accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” the Company records assets to be disposed of at the lower of historical cost less accumulated depreciation or amortization or estimated net realizable value. Depreciation of such assets is terminated at the time the assets are determined to be held for sale.

Goodwill and other intangible assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired and is amortized on a straight-line basis over periods ranging from approximately seven years for retail sales centers to 40 years for manufacturing operations. Costs assigned to assembled workforces and dealer distribution networks in business combinations are amortized using the straight-line method over five years. The Company reevaluates goodwill and other intangible assets based on undiscounted operating cash flows whenever significant events or changes occur which might impair recovery of recorded costs, and writes down recorded costs to the assets’ fair value (based on discounted cash flows or fair values) when recorded costs, prior to impairment, are in excess of amounts estimated to be recoverable. As required under the provision of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, the Company determined that the carrying value of its goodwill, assembled workforces and dealer distribution networks at September 30, 2002 were impaired and therefore recorded an impairment charge of $41.5 million based upon an analysis of cash flows.

Advertising costs

Advertising costs are generally expensed as incurred and totaled approximately $13.4 million, $22.1 million and $17.2 million in 2002, 2001 and 2000, respectively.

Income taxes

The Company accounts for deferred income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are based on the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Valuation allowances are provided against assets if it is anticipated that it is more likely than not that some or all of a deferred tax asset may not be realized.

Warranty obligations

The Company provides consumer warranties against manufacturing defects in all new homes it sells. Warranty terms are either one or five years depending upon the item covered. Estimated future warranty costs are accrued at the time of sale.

Stock-based compensation

The Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”).

Cash and cash equivalents

Short-term investments having initial maturities of three months or less are considered cash equivalents.

Use of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results can and frequently will differ from those estimates.

Accumulated other comprehensive income

Accumulated other comprehensive income is presented net of income taxes and is comprised of net income (loss) and unrealized gains and losses on securities available for sale.

Fiscal year

Unless otherwise indicated, all references to annual periods refer to fiscal years ended September 30.

Reclassifications

Certain amounts previously reported for 2001 and 2000 have been reclassified to conform to classifications used in 2002.

New accounting standards

The Financial Accounting Standard Board issued Statement No. 141, “Business Combinations,” (“FAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”). FAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are that goodwill and indefinite lived intangible assets are no longer amortized and are tested for impairment at least annually. As previously discussed, the Company wrote off all its remaining goodwill and other intangibles as of September 30, 2002.

     The Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company is required to adopt FAS 143 at the beginning of 2003. As a result of its bankruptcy filing, the Company has not yet determined the impact that this statement could have on its financial position or results of operations.

     The Board has also issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt FAS 144 at the beginning of 2003. As a result of its bankruptcy filing, the Company has not yet determined the impact that this statement could have on its financial position or results of operations.

Note 3 – Business Conditions and Liquidity

For the years ended September 30, 2002, 2001 and 2000 the Company reported net losses of $193.1 million, $176.0 million and $120.9 million, respectively.

     These financial results reflect the difficult business conditions within the manufactured housing industry. The Company has been operating in a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 23% during calendar 2001 and by approximately 20% during the first ten months of calendar 2002, while annual repossessions have increased to an estimated 90,000 units in 2002, more than 50% of new home shipments.

     In addition to the industry and economic factors described above, the Company’s loans originated in 2000 and before continued to perform poorly during 2002 and the manufactured housing asset-backed securities market, into which the Company sells its loans, deteriorated further. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, has resulted in the Company’s loan servicing income being substantially eliminated. These factors have also increased the payments the Company will be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

     Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As more fully described in Note 1, as a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Company filed for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business.

     The Company believes that borrowings under the credit facilities described in Note 1 (if and when they are finalized and subject to continued availability), coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow, will be sufficient to meet its obligations and to execute its business plan throughout the bankruptcy proceedings

     The Company anticipates continuing to generate liquidity through its securitization program. The retail financing of sales of the Company’s products is an integral part of the Company’s integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. Should the Company’s ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties and the increased utilization of FHA financing. The Company’s inability to find alternative sources of funding could have a materially adverse impact on the Company’s liquidity, operations and reorganization plans.

     The Company, from time to time, has retained certain subordinated securities from its securitizations. At September 30, 2002 the Company had retained such subordinated asset-backed securities having a carrying value of $12.8 million associated with the August 2002 securitization, as well as securities having a carrying value of

$968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact the Company’s liquidity and operations.

Note 4 — Financial Services Businesses

The Company’s financial services businesses consist of its manufactured housing consumer lending operations, which originate, sell (principally by securitization) and service consumer loans for retail customers and independent retailers. During 2002, 2001 and 2000 Tarheel Insurance Company, Ltd. (“Tarheel”), a wholly-owned Bermuda-domiciled insurance company, reinsured risk on property and casualty and credit life insurance policies and extended service contracts written by an unrelated insurance company in connection with sales of Company products.

     The aggregate principal balance of loans sold to third parties, including securitization transactions, was approximately $846.6 million, $848.5 million and $1.1 billion in 2002, 2001 and 2000, respectively.

     Oakwood Acceptance’s servicing portfolio totaled approximately $5.1 billion and $4.8 billion at September 30, 2002 and 2001, respectively, of which approximately $5.0 billion and $4.6 billion, respectively, represented loans owned by REMIC trusts and other loans sold to third parties.

     Condensed financial information for the Company’s financial services businesses is set forth below:

	2002	2001	2000

	(in thousands)
Statement of operations
Revenues
Consumer finance
Interest income	$13,859	$31,281	$36,993
Servicing fees	37,484	27,830	23,464
REMIC residual income	4,673	9,118	16,055
Gain (loss) on securities sold and loans sold or held for sale	2,073	10,200	(28,774)
Impairment and valuation provisions — retained interests	(98,344)	(37,740)	(21,627)
Other	2,843	1,663	1,852

Total consumer finance revenues	(37,412)	42,352	27,963

Insurance
Premiums earned	30,735	38,367	55,625
Catastrophe reinsurance premiums ceded	(1,430)	(1,536)	(1,120)
Other income	606	1,689	—
Investment income	4,738	8,043	8,258
Less: intercompany interest income	(4,711)	(7,615)	(6,333)

Total insurance revenues	29,938	38,948	56,430

Total revenues	(7,474)	81,300	84,393

Cost and expenses
Consumer finance
Interest expense	29,478	43,568	38,534
Operating expenses	51,453	40,471	43,220
Provision for losses on credit sales	52,512	20,657	3,000

Total consumer finance costs and expenses	133,443	104,696	84,754

Insurance
Gross claims expenses	11,910	13,196	19,338
Commissions and ceding fees	(156)	411	10,845
Other expenses	1,757	1,861	2,133

Total insurance costs and expenses	13,511	15,468	32,316

Total costs and expenses	146,954	120,164	117,070

Loss before income taxes and cumulative effect of accounting change	$(154,428)	$(38,864)	$(32,677)

     Impairment and valuation provisions recorded in 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000

	(in thousands)
Impairment writedowns of residual and regular REMIC interests	$2,151	$21,183	$3,793
Valuation provisions on servicing contracts	54,289	16,398	5,979
Additional provisions for potential guarantee obligations on REMIC securities sold	41,904	159	11,855

	$98,344	$37,740	$21,627

     The assumptions used in the valuation of retained REMIC interests are described in Note 6.

	2002	2001

	(in thousands)
Balance Sheet
Loans	$144,741	$160,379
REMIC regular interests	13,810	7,619
REMIC residual interests	14,310	28,956
Receivable from REMICs	7,442	29,861
Extensions receivable	45,432	27,946
Escrow advances receivable	16,120	13,491
Loan servicing assets	6,330	8,311
Due from other affiliates	—	34,677
Other assets	62,384	69,534

Total assets	$310,569	$380,774

Short-term borrowings	$49,000	$47,500
Insurance reserves, including unearned premiums of $13,849 and $15,065, respectively	16,274	17,322
Loan servicing liabilities	62,071	27,954
Due to affiliates	9,426	—
Other liabilities	44,241	72,156
Parent company’s investment	129,557	215,842

Total liabilities and parent company’s investment	$310,569	$380,774

     Gross insurance premiums written, which consist entirely of reinsurance assumed from the ceding company, were approximately $45.2 million, $48.9 million and $55.9 million in 2002, 2001 and 2000, respectively.

Note 5 — Loans and Investments

The components of loans and investments are as follows:

	2002	2001

	(in thousands)
Loans held for sale, net of valuation allowance of $1,115 in 2002	$149,901	$163,085
Loans held for investment	3,177	2,974
Less: reserve for uncollectible receivables	(5,333)	(3,231)

Total loans receivable	147,745	162,828

Retained interests in REMIC securitizations, exclusive of loan servicing assets and liabilities
Regular interests	13,810	7,619
Residual interests	14,310	28,956

Total retained REMIC interests	28,120	36,575

	$175,865	$199,403

     Loans in which the Company retains an interest, either directly by owning them or indirectly through the Company’s retained interests in REMIC securitizations, are located in over forty states, with North Carolina, Texas, South Carolina and Virginia accounting for the majority of the loans. Because of the nature of the Company’s retail business, loans are not concentrated with any single customer or among any group of customers.

     Substantially all the loans included in the Company’s GNMA securitizations are covered by FHA insurance which generally limits the Company’s risk to 10% of credit losses incurred on such loans. The Company’s credit risk associated with nonrecourse debt secured by loans is limited to the Company’s equity in the underlying collateral. The Company retains all of the credit risk associated with loans used to secure debt issued by the Company and with respect to which creditors have recourse to the general credit of the Company in addition to the collateral for the indebtedness. The Company’s contingent liability as guarantor of loans sold to third parties on a recourse basis was approximately $16 million as of September 30, 2002 and 2001.

     The following table summarizes the transactions reflected in the reserve for credit losses:

	2002	2001	2000

	(in thousands)
Balance at beginning of year	$3,399	$3,983	$3,546
Provision for losses on credit sales	52,512	20,657	3,000
Reserve recorded related to acquired portfolios	1,162	—	796
Losses charged to the reserve	(51,558)	(21,241)	(3,359)

Balance at end of year	$5,515	$3,399	$3,983

     The provision for losses on credit sales and losses charged to the reserve principally reflect costs associated with the Company’s loan assumption program, which is more fully described in the “Provision for losses on credit sales” section of Management’s Discussion and Analysis. The Company increasingly made use of this program from its inception in the second quarter of 2001 through the third quarter of 2002 when the Company decided to substantially curtail its use of the program.

     The reserve for credit losses is reflected in the consolidated balance sheet as follows:

	2002	2001

	(in thousands)
Reserve for uncollectible receivables (included in loans and investments)	$5,333	$3,231
Reserve for contingent liabilities (included in accounts payable and accrued liabilities)	182	168

	$5,515	$3,399

     The Company also retains credit risk on REMIC securitizations because the related trust agreements provide that all losses incurred on REMIC loans are charged to REMIC interests retained by the Company (including the Company’s right to receive servicing fees) before any losses are charged to REMIC interests sold to third party investors. The Company also has guaranteed payment of principal and interest on subordinated securities issued by REMIC trusts having an aggregate principal amount outstanding of approximately $275 million and $234 million at September 30, 2002 and 2001, respectively. Liabilities recorded with respect to such guarantees were approximately $75.5 million and $36.2 million at September 30, 2002 and 2001, respectively, and are included in other long-term obligations.

     The following table sets forth certain data with respect to certain retained REMIC interests at September 30, 2002 and 2001:

	2002	2001

	(in thousands)
Regular interests
Amortized cost	$13,523	$7,400
Gross unrealized gains	287	219

Estimated fair value	$13,810	$7,619

Residual interests
Amortized cost	$9,539	$19,483
Gross unrealized gains	4,771	9,473

Estimated fair value	$14,310	$28,956

Gross unrealized gains	$5,058	$9,692
Deferred income taxes	(3,780)	(3,780)

Accumulated other comprehensive income	$1,278	$5,912

Note 6 — Retained Interests in Securitizations

     The Company’s retained interests in securitizations are set forth below. Further information with respect to these assets and liabilities appears in Notes 2, 5 and 10.

	2002	2001

	(in thousands)
Regular interests	$13,810	$7,619
Residual interests	14,310	28,956
Net servicing liabilities	55,741	19,643
Guarantee liabilities	75,504	36,180

     As previously described, the Company estimates the fair value of the retained interests in securitizations by determining the present value of the associated expected future cash flows over the entire expected life of the loans using modeling techniques that incorporate estimates of key assumptions, which management believes market participants would use for similar interests. Such assumptions include prepayment speeds, net credit losses and interest rates used to discount cash flows.

     The valuation of retained interests is affected not only by the projected level of prepayments of principal and net credit losses, but also by the projected timing of such prepayments and net credit losses. Should such timing differ materially from the Company’s projections, it could have a material effect on the valuation of the Company’s retained interests and may result in impairment charges being recorded.

     The key economic assumptions used in measuring the initial retained interests resulting from securitizations completed in 2002 and 2001 were as follows:

	2002	2001

Approximate weighted average life (in years)	5.2	3.9
Estimated projected credit losses as a percentage of original principal balance of loans	17.1%	14.0%
Approximate weighted average interest rate used to discount assumed residual cash flows	30.0%	30.0%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	13.7%	18.2%

     The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

	2002	2001

	(in thousands)
Aggregate unpaid principal balance of loans	$5,042,438	$4,854,849
Weighted average interest rate of loans at year end	11.2%	11.0%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	12.2%	16.8%
Approximate remaining assumed nondiscounted credit losses as a percentage of unpaid principal balance of loans	18.3%	12.4%
Approximate weighted average interest rate used to discount assumed residual cash flows	16.0%	19.2%
Interest rate used to discount assumed servicing asset cash flows	15.0%	15.0%
Interest rate used to discount assumed servicing and guarantee liability cash flows	3.6%	4.6%

     The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans and the interaction of assumptions. All data is based on weighted averages using unpaid or original principle balances of loans.

     At September 30, 2002 and 2001 the sensitivity of the fair valuation of retained interests to adverse changes in key economic assumptions are as follows:

	2002	2001

	(in thousands)
Prepayment rate
Impact of 10% adverse change	$(7,216)	$(4,744)
Impact of 20% adverse change	$(14,389)	$(9,335)
Net credit losses
Impact of 10% adverse change	$(50,376)	$(32,174)
Impact of 20% adverse change	$(102,680)	$(60,670)
Discount rate
Impact of 10% adverse change	$(5,924)	$(4,081)
Impact of 20% adverse change	$(11,493)	$(7,631)

     The sensitivity analysis in the above table is hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on variations in assumptions generally cannot be easily extrapolated because the relationship of the change in the assumptions to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

     The following table summarizes certain cash flows received from and paid to the securitization trusts during 2002 and 2001:

	2002	2001

	(in thousands)
Proceeds from new securitizations	$821,882	$896,142
Servicing fees received	32,709	39,035
Net advances of principal and interest to trusts	6,373	19,673
Guarantee payments	3,092	882
Cash flow received on retained regular interests	1,410	8,295
Cash flow received on retained residual interests	6,684	8,411

     Loans serviced by the Company and related loans past due 90 days or more at September 30, 2002, are set forth below:

	Total	Amount
	principal	90 days or more
	amount	past due

	(in thousands)
Loans held for sale	$147,995	$4,075
Securitized loans	5,042,438	396,109

     Loans serviced by the Company and related loans past due 90 days or more at September 30, 2001, are set forth below:

	Total	Amount
	principal	90 days or more
	amount	past due

	(in thousands)
Loans held for sale	$160,636	$7,368
Securitized loans	4,854,849	303,987

Note 7 — Other Receivables

The components of other receivables are as follows:

	2002	2001

	(in thousands)
Extensions receivable	$45,432	$27,946
Trade receivables	27,847	27,262
Federal income taxes refundable	20,422	—
Escrow advances receivable	16,120	13,491
Receivable from REMICs	7,442	29,861
Insurance premiums receivable	3,626	2,780
Other receivables	37,818	23,467

	$158,707	$124,807

Trade receivables represent amounts due from independent retailers, which are located throughout the United States.

Note 8 — Inventories

The components of inventories are as follows:

	2002	2001

	(in thousands)
Manufactured homes	$133,687	$184,989
Work-in-progress, materials and supplies	32,123	30,813
Land/homes under development	12,485	12,770

	$178,295	$228,572

Note 9 — Properties and Facilities

The components of properties and facilities are as follows:

	2002	2001

	(in thousands)
Land and land improvements	$41,047	$43,536
Buildings and field sales offices	137,025	140,578
Furniture, fixtures and equipment	120,609	129,949
Leasehold improvements	19,872	26,728

	318,553	340,791
Less: accumulated depreciation and amortization	(141,341)	(131,993)

	$177,212	$208,798

     Depreciation and amortization of properties and facilities was approximately $26.5 million, $31.9 million and $29.5 million in 2002, 2001 and 2000, respectively.

     At September 30, 2002 the Company held for sale seven manufacturing facilities with a net book value of $8.5 million. During 2002 and 2001 the Company recorded charges of $8.7 million and $1.0 million, respectively, to reduce the carrying value of the facilities to their estimated net realizable value.

     Impairment losses on long-lived assets held for use are recognized when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by the asset are less than its carrying amount.

Note 10 — Other Assets

The components of other assets are as follows:

	2002	2001

	(in thousands)
Restricted cash and investments	$12,329	$12,663
Prepaid expenses	8,560	13,659
Deferred debt issue costs	8,186	12,560
Loan servicing assets	6,330	8,311
Deferred insurance policy acquisition costs	3,894	4,664
Goodwill, net of accumulated amortization of $9,966 in 2001	—	50,169
Identifiable intangibles acquired in Schult acquisition, net of accumulated amortization of $7,635 in 2001	—	3,266
Other	10,963	11,172

	$50,262	$116,464

     Amortization expense of goodwill and identifiable intangibles was approximately $4.7 million, $5.1 million and $5.1 million in 2002, 2001 and 2000, respectively.

     Restricted cash and investments include custodial cash balances used to secure a portion of obligations to pay reinsurance claims, trust account cash balances required by certain Oakwood Acceptance servicing agreements and trust account balances required by certain states for custody of customer deposits until a retail sale is consummated.

     Deferred debt issue costs include a stock warrant issued in connection with the Company’s loan purchase facility (Note 11). The amortized cost of the warrant at September 30, 2002 was $5.2 million.

     Amounts recorded for servicing contracts are recorded in the consolidated balance sheet as follows:

	2002	2001

	(in thousands)
Loan servicing assets	$6,330	$8,311
Loan servicing liabilities (Note 13)	(62,071)	(27,954)

	$(55,741)	$(19,643)

     A reconciliation of amounts recorded for loan servicing contracts follows:

	2002	2001	2000

	(in thousands)
Balance at beginning of year	$(19,643)	$(3,067)	$3,972
Servicing assets recorded	10,569	9,142	10,054
Amortization of servicing contracts	7,622	(9,320)	(11,114)
Valuation allowances recorded	(54,289)	(16,398)	(5,979)

Balance at end of year	$(55,741)	$(19,643)	$(3,067)

Note 11 — Short-Term Credit Facilities

     In February 2001 the Company entered into a sale and servicing agreement and certain related agreements, collectively, the “Loan Purchase Facility” pursuant to which the Company sells consumer loans to an unaffiliated entity, which in turn sells the loans to Oak Leaf Holdings (“Oak Leaf”), a special purpose entity majority owned by Oakwood Capital Corporation (“Oakwood Capital”). Oak Leaf then sells the loans to OMI Note Trust 2001-A (“OMI Trust”). A majority of the purchase price for the loans purchased by OMI Trust from Oak Leaf is paid in cash, using the proceeds of debt obligations of OMI Trust sold to a financial institution pursuant to a note purchase agreement expiring in February 2004. Such consumer loans (i) are carried on the financial statements of the Company solely as a result of the consolidation of the financial statements of OMI Trust with those of the Company, (ii) are no longer owned by the Company for state law purposes, and (iii) are not available to satisfy the claims of creditors of the Company. This $200 million facility replaced the Company’s $250 million facility with a commercial paper issuer, which was scheduled to expire in October 2001. Under the new facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 1.9 million shares of the Company’s common stock with an exercise price of approximately $9.76 per share. The warrant, which is immediately exercisable, expires in February 2009. At September 30, 2002 and 2001, $49.0 million and $47.5 million, respectively, were outstanding under the facility. The weighted average interest rate on borrowings outstanding at September 30, 2002 and 2001 was 2.19% and 3.86%, respectively.

     On November 27, 2002, the Debtors entered into a Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (the “Interim DIP Agreement”) with Foothill Capital Corporation, Textron Financial Corporation and The CIT Group/Business Credit, Inc., pursuant to which such lenders agreed to provide the

Company with up to $25 million in interim debtor-in-possession financing. Borrowings under the Interim DIP Agreement bear interest at prime plus 3.5% and are secured by a super priority lien on substantially all of the Company’s assets. The Agreement terminates on the earliest of (a) December 31, 2002, (b) the date the Debtors close on any other debtor-in-possession financing facility, (c) three business days after the Court approves any other debtor-in-possession financing to the Debtors, (d) the sale of substantially all of the Company’s assets or (e) the Interim DIP Agreement’s termination due to a default by the Company. The Interim DIP Agreement provides an addition of $15 million to the existing $65 million facility with these lenders.

In October 2001 the Company entered into a receivables contribution agreement and certain related agreements, collectively, the "Servicer Advance Facility," pursuant to which the Company sells certain servicing advance receivables to Oakwood Advance Receivables Company, LLC ("OAR"), a special purpose entity wholly-owned by the Company. A majority of the purchase price for the advances purchased by OAR from the Company will be paid in cash, using the proceeds of debt obligations of OAR sold to a financial institution pursuant to a $50 million note purchase agreement expiring in October 2003. OAR’s borrowings from the financial institution are secured by the pledge of servicing advance receivables purchased from the Company. Such receivables (i) will be carried on the financial statements of OAR, separate and apart from the financial statements of the Company, (ii) will no longer be owned by the Company for state law purposes, and (iii) will not be available to satisfy the claims of creditors of the Company. Conveyances of receivables pursuant to the Servicer Advance Facility will be accounted for as sales under FAS 140. The $50 million facility provides an additional source of funding for loan servicing advances. At September 30, 2002 there was $28.7 million of cash available to purchase additional qualifying servicing advance receivables from the Company through August 2003.

Note 12 — Notes and Bonds Payable

The components of notes and bonds payable are as follows:

	2002	2001

	(in thousands)
8 1/8% senior notes due March 2009	$174,280	$174,196
7 7/8% senior notes due March 2004	124,530	124,819
Industrial revenue bonds due in installments through 2011, with interest payable at 1.95% at September 30, 2002	5,565	6,200
8% reset debentures due 2007	2,633	16,194
Other notes payable	2,159	1,711

	$309,167	$323,120

     On June 1, 2002 the Company redeemed $12.9 million of its reset debentures due 2007 pursuant to redemption provisions in the related trust indenture. The interest rate on the reset debentures reset on June 1, 2002 from 8% to 12.50%. The reset debentures are redeemable at par at the option of the holders thereof upon the occurrence of certain events, the most significant of which, generally, involve a substantial recapitalization of the Company, merger or consolidation of the Company, or acquisition of more than 30% of the beneficial ownership in the Company by any person. In addition, the holders of the reset debentures may call for their redemption as of the interest reset date, or the Company may, at its option, call them at par.

     Land, land improvements, buildings and equipment with a net book value of approximately $21 million are pledged as collateral for the industrial revenue bonds and certain other notes payable. The payment of notes collateralized by loans was generally based on the scheduled monthly payment and actual prepayments of principal on the loans that collateralized the notes. Under the provisions of certain note agreements, the notes were secured solely by the underlying collateral, which consisted principally of the loans collateralizing the debt.

     In connection with the issuance of certain indebtedness, the Company incurred certain costs which are being amortized over the life of the related obligations using the level yield method.

     The estimated principal payments under notes and bonds payable are $913,000 in 2003, $125.5 million in 2004, $860,000 in 2005, $855,000 in 2006, $3.3 million in 2007 and the balance thereafter. Interest paid by the Company on all outstanding debt, including both short-term and long-term borrowings, was approximately $39.8 million, $55.4 million and $50.1 million in 2002, 2001 and 2000, respectively.

     Various of the Company’s debt agreements contain covenants which, among other things, require the Company to comply with certain financial and other covenants.

     At September 30, 2002 commercial banks had outstanding letters of credit of $47 million in favor of various creditors of the Company. Approximately $15 million of such letters of credit relates to the Company’s reinsurance business. Such letters of credit have been issued to secure the reinsurance subsidiary’s obligations to pay reinsurance claims and to meet regulatory capital requirements. In addition, the Company had $6.3 million held in cash deposits collateralizing certain industrial revenue bonds. The Company defaulted under its $65 million revolving credit facility when it filed for bankruptcy on November 15, 2002, and the facility was terminated. The lenders under this facility subsequently provided the Company with an up to $25 million interim debtor-in-possession facility that expires December 31, 2002.

Note 13 — Accounts Payable and Accrued Liabilities

The components of accounts payable and accrued liabilities are as follows:

	2002	2001

	(in thousands)
Accounts payable	$88,080	$100,169
Servicing liabilities (Note 10)	62,071	27,954
Accrued self-insurance reserves	29,108	25,293
Accrued warranty	12,521	15,274
Accrued compensation	14,316	12,676
Accrued dealer volume rebates	8,584	8,140
Restructuring accrual (Note 14)	2,909	4,878
Income taxes payable	—	11,985
Other accrued liabilities	33,578	44,289

	$251,167	$250,658

Note 14 — Restructuring Charges

During 1999 the Company recorded restructuring charges of approximately $25.9 million, related primarily to the closing of four manufacturing lines, the temporary idling of five others and the closing of approximately 40 sales centers. The charges in 1999 included severance and other termination costs related to approximately 2,150 employees primarily in manufacturing, retail and finance operations, costs associated with closing plants and sales centers, and asset writedowns.

     During 2000 the Company reversed into income $6.4 million of charges initially recorded in 1999. Approximately $2.9 million of the reversal related to the Company’s legal determination that it was not required to pay severance amounts to certain terminated employees under the Worker Adjustment and Retraining Notification Act (“WARN”). Upon the expiration of a six-month waiting period specified by WARN and the Company’s final calculation of the number of affected employees in relation to its workforce at the time of the restructuring announcement, the Company determined that it was not required to pay amounts previously accrued. During 2000 the Company also reevaluated its restructuring plans and determined that the losses associated with the closing of retail sales centers, the idling or closing of manufacturing plants, the disposition of certain assets and legal costs were less than anticipated and $3.5 million of the charges were reversed. During 2000 the Company recorded an additional $3.8 million charge, primarily related to severance costs associated with a reduction in headcount of 250 people primarily in the corporate, finance and manufacturing operations area, and the closure of offices.

     During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers, a majority of which were located in the South, in areas where the Company has experienced poor operating results as well as poor credit performance. These restructuring activities were substantially complete by March 31, 2002.

     Market conditions, particularly in the South where the majority of store closings occurred, remained fluid during the six months ended March 31, 2002. While the Company did close the originally identified approximately 90 stores, these changing market conditions caused the Company to revise its initial determination of the number of stores to be either sold to independent dealers, converted to centers that exclusively market repossessed inventory or closed. The Company originally estimated that the disposition of the stores would be approximately evenly divided between those sold to independent dealers, converted to centers exclusively marketing repossessed inventory or closed. Ultimately, approximately 27 stores were sold, 23 were converted and 40 were closed. As a result of the change in the ultimate disposition of certain of the stores, as well as changes in the original estimate of costs to exit the stores, the Company reversed into income in the quarter ended March 31, 2002, $2.1 million of restructuring charges originally recorded in the fourth quarter of fiscal 2001.

     During the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 40 underperforming retail sales centers and five centers that exclusively market repossessed inventory. The stores to be closed are located principally in the South and Texas, where the Company has continued to experience poor operating results and unsatisfactory credit performance.

     Of the $2.9 million remaining in the restructuring reserve at September 30, 2002, $900,000 related to provisions established during the fourth quarter of 2001. The Company is contractually obligated to pay the amounts remaining in the reserve at September 30, 2002.

     During the execution of the Company’s restructuring plans, approximately 2,950 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan. The Company expects to terminate approximately 150 employees as part of its fourth quarter 2002 plan.

     The components of the restructuring provisions are as follows:

	Severance and	Plant, sales
	other termination	center and	Asset
	charges	office closings	writedowns	Total

		(in thousands)
Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance at September 30, 1999	5,643	7,243	—	12,886
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)
Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)

Balance at September 30, 2000	759	1,052	—	1,811
Reversal of restructuring charges	(30)	(45)	—	(75)
Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)

Balance at September 30, 2001	681	4,197	—	4,878
Reversal of restructuring charges	(486)	(1,348)	(412)	(2,246)
Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	(195)	(1,956)	(6,330)	(8,481)

Balance at September 30, 2002	$—	$2,909	$—	$2,909

Note 15 — Goodwill and Other Asset Impairment Charges

During 2002 the Company recorded $70.1 million of charges related principally to the impairment of the carrying value of goodwill, assembled workforces and distribution networks. Such impairment provisions related to intangible assets amounted to $41.5 million and were based upon an analysis of cash flows. Additionally, the Company recorded asset impairment charges related to the closure of a manufacturing plant and certain underperforming retail sales centers amounting to $23.0 million. During 2002 the manufacturing plant that was closed in support of the Company’s overall business strategy to align production rates with anticipated sales generated an operating loss of $3.1 million. The underperforming retail sales centers generated an aggregate operating loss of $2.8 million in 2002. As a result of the closure of these retail sales centers and the closure of sales centers announced subsequent to September 30, 2002, the Company also recorded a charge of $9.7 million in the fourth quarter of 2002 to reduce the carrying value of inventory located at these stores to its estimated realizable value. The Company intends to sell a substantial portion of the inventory located at these retail sales centers through wholesale distribution channels, which historically generate reduced margins, in an effort to expedite the sales center closing process.

     Approximately $65.5 million of the $70.1 million charge was noncash in nature and has been disclosed separately in the accompanying Consolidated Statement of Operations. The noncash portions of the charge relate to the reduction in carrying value of assets, including land improvements, leasehold improvements, machinery and equipment, goodwill and intangible assets. The remaining $4.6 million of the $70.1 million of asset impairment charges related to cash costs associated with the closure of the manufacturing facility and has been included in cost of sales in the accompanying Consolidated Statement of Operations.

Note 16 — Shareholders’ Equity

The Company has adopted a Shareholder Protection Rights Plan (the “Plan”) to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Under the Plan, each outstanding share of the Company’s common stock has associated with it a right to purchase (each, a “Right” and, collectively, the “Rights”), upon the occurrence of certain events, one two-hundredth of a share of junior participating Class A preferred stock (“Preferred Stock”) at an exercise price of $100. The Rights will become exercisable only if a person or group (an “Acquiring Person”), without the Company’s consent, commences a tender or exchange offer for, or acquires 20% or more of the voting power of, the Company.

     In such event, each holder of Preferred Stock, other than the Acquiring Person, will be entitled to acquire that number of shares of the Company’s common stock having a fair value of twice the exercise price. Similarly, if, without the Company’s consent, the Company is acquired in a merger or other business combination transaction, each holder of Preferred Stock, other than the Acquiring Person, will be entitled to acquire voting shares of the acquiring company having a value of twice the exercise price. The Rights may be redeemed at a price of $.005 per Right by the Company at any time prior to any person or group acquiring 20% or more of the Company’s voting power or certain other triggering events, and will expire on August 22, 2004.

     The Company’s authorized capital stock includes 500,000 shares of $100 par value preferred stock. The preferred stock may be issued in one or more series with such terms, preferences, limitations and relative rights as the Board of Directors shall determine. No preferred stock has been issued.

Note 17 — Income taxes

     The components of the provision for income taxes are as follows:

	2002	2001	2000

	(in thousands)
Current
Federal	$(78,729)	$—	$(18,344)
State	—	—	(918)

	(78,729)	—	(19,262)

Deferred
Federal	—	—	29,439
State	—	—	5,952

	—	—	35,391

	$(78,729)	$—	$16,129

     A reconciliation of a provision for income taxes computed at the statutory federal income tax rate to the Company’s actual provision for income taxes follows:

	2002	2001	2000

	(in thousands)
Tax at statutory federal income tax rate	$(95,123)	$(61,617)	$(36,658)
State income taxes, less federal income tax benefit	—	—	(11,059)
Non-deductible goodwill amortization	15,352	540	536
Valuation allowances	4,218	55,662	66,447
Other	(3,176)	5,415	(3,137)

Total provision for income taxes	$(78,729)	$—	$16,129

     Deferred income taxes include the following components:

	2002	2001

	(in thousands)
Deferred income tax assets
Inventories	$5,866	$3,804
REMIC interests	57,209	26,143
Accrued liabilities	17,647	16,695
Insurance reserves and unearned premiums	3,069	2,639
Net operating loss carryforwards	34,034	67,635
Warranty reserves	4,821	6,115
Accrued dealer bonuses and incentives	1,154	4,624
Other	13,348	9,102

Gross deferred income tax assets	137,148	136,757
Valuation allowances	(131,810)	(127,592)

Deferred income tax assets, net of valuation allowances	5,338	9,165

Deferred income tax liabilities
Properties and facilities	(9,153)	(11,395)
Prepaid expenses	(2,223)	(2,101)
Deferred insurance policy acquisition costs	(131)	(184)
Acquired intangible assets	—	(1,440)
Other	—	(214)

Gross deferred income tax liabilities	(11,507)	(15,334)

Net deferred income tax liability	$(6,169)	$(6,169)

     Through September 30, 2002 a valuation allowance of $131.8 million has been established, in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its four most recent fiscal years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS 109 it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required. Additionally, the Company’s bankruptcy filing and resulting proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards.

     The federal income tax return for the fiscal year ended in 2001 is currently under examination. While the Company cannot predict the final outcome of this examination, management believes that such outcome will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

     Income tax payments (refunds) were approximately $(45.8) million, $(30.1) million and $1.1 million in 2002, 2001, and 2000, respectively.

     The Company’s Federal net operating loss carryforwards totaling $70.9 million will begin to expire in 2017.

Note 18 — Earnings per share

     The following table displays the derivation of the number of weighted average shares outstanding used in the computation of basic and diluted earnings per share (“EPS”):

	2002	2001	2000

	(in thousands except per share data)
Numerator for basic and diluted EPS:
Loss before cumulative effect of accounting changes	$(193,051)	$(159,183)	$(120,865)

Net loss	$(193,051)	$(176,049)	$(120,865)

Denominator for basic and diluted EPS:
Weighted average number of common shares outstanding	9,495	9,426	9,315
Unearned shares	—	—	(1)

	9,495	9,426	9,314

Loss per share:
Loss before cumulative effect of accounting changes
Basic	$(20.33)	$(16.89)	$(12.98)

Diluted	$(20.33)	$(16.89)	$(12.98)

Net loss
Basic	$(20.33)	$(18.68)	$(12.98)

Diluted	$(20.33)	$(18.68)	$(12.98)

     Stock options to purchase 731,169, 691,184 and 828,141 shares of common stock and 10,604, 69,718 and 107,159 unearned restricted shares were not included in the computation of diluted earnings per share for 2002, 2001 and 2000, respectively, because their inclusion would have been antidilutive.

Note 19 — Stock Option and Award Plans

The Company has a Key Employee Stock Plan (the “Stock Plan”) under which 1,374,422 common shares were reserved for issuance to key employees at September 30, 2002. The Stock Plan provides that an additional number of common shares shall be reserved for issuance under the Stock Plan each October 1 equal to 1.5% of the number of common shares outstanding on such date. Awards or grants under the plan may be made in the form of stock options, stock appreciation rights, restricted stock and performance shares.

     The Company also has a Director Stock Option Plan under which 36,000 shares of the Company’s common stock were reserved for grant to non-employee directors of the Company. The exercise price of options granted is the fair value of the Company’s common stock on the date of grant. Options granted under the plan become exercisable six months from the date of grant and expire 10 years from the date of grant.

     The table summarizes the changes in the number of shares under option pursuant to the plans described above and pursuant to certain earlier plans under which options may no longer be granted:

		Weighted average
	Number	exercise
	of shares	price

Outstanding at September 30, 1999	768,950	$79.90
Granted	282,700	19.95
Exercised	(3,500)	8.70
Terminated	(220,009)	69.55

Outstanding at September 30, 2000	828,141	62.48
Granted	101,000	3.52
Exercised	(667)	3.15
Terminated	(237,290)	49.57

Outstanding at September 30, 2001	691,184	58.36
Granted	198,450	5.81
Exercised	(1,752)	5.75
Terminated	(156,713)	36.99

Outstanding at September 30, 2002	731,169	$48.80

Exercisable at September 30, 2000	393,001	$72.00

Exercisable at September 30, 2001	349,778	$71.50

Exercisable at September 30, 2002	378,433	$68.57

     The following is a summary of stock options outstanding at September 30, 2002:

	Options outstanding			Options exercisable

		Weighted	Weighted		Weighted
		average	average		average
Range of	Number of	contractual life	exercise	Number of	exercise
exercise price	shares	remaining (in years)	price	shares	price

$3.15-$7.05	258,616	9.0	$5.14	65,867	$3.16
10.15- 14.40	13,400	8.1	10.54	11,601	10.41
20.95- 23.45	118,200	6.7	21.06	5,000	23.45
53.60- 60.80	22,180	1.9	59.78	22,180	59.78
63.75- 69.25	31,400	1.8	66.37	29,909	66.38
72.35- 76.90	84,495	5.9	76.64	84,195	76.64
89.85- 98.90	111,463	3.3	92.31	111,463	92.31
101.88- 115.00	39,088	4.3	105.56	35,890	105.89
129.07- 145.70	52,327	5.1	141.79	12,328	133.81

All options	731,169	6.3	$48.80	378,433	$68.57

     The following table summarizes restricted stock issued under the Stock Plan:

		Weighted
		average
	Number	fair value
	of shares	per share

2001	113,700	$3.13
2002	13,800	$8.03

     As of September 30, 2002 there were a total of 512,134 shares of common stock reserved for future grants under the Company’s stock option plans.

     The aggregate compensation expense for stock-based compensation plans, computed under the provisions of APB 25, was approximately $201,000, $350,000 and $1.9 million in 2002, 2001 and 2000, respectively. Such compensation expense relates entirely to accruals for restricted stock awards under the Stock Plan (charged to income over the vesting periods of the related awards).

     The Board has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), which permits, but does not require, the Company to utilize a fair-value based method of accounting for stock-based compensation. The Company has elected to continue use of the APB 25 accounting principles for its stock option plans and accordingly has recorded no compensation cost for grants of stock options. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates for awards in 2002, 2001 and 2000 consistent with the provisions of FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

	(in thousands except per share data)
Net loss — as reported	$(193,051)	$(176,049)	$(120,865)
Net loss — pro forma	(193,422)	(179,384)	(124,959)
Basic loss per share – as reported	$(20.33)	$(18.68)	$(12.98)
Basic loss per share — pro forma	(20.37)	(19.03)	(13.42)
Diluted loss per share — as reported	$(20.33)	$(18.68)	$(12.98)
Diluted loss per share — pro forma	(20.37)	(19.03)	(13.42)

     The pro forma information set forth in the preceding table does not reflect application of the FAS 123 measurement principles to options granted prior to October 1, 1995. Accordingly, the pro forma information does not necessarily reflect the Company’s results of operations on a pro forma basis assuming the FAS 123 measurement principles had been applied to all stock options granted prior to October 1, 1995 and which were not vested at that date, and is not necessarily representative of the pro forma effects on the results of operations of future years had the Company adopted the measurement principles of FAS 123.

     The pro forma information set forth in the preceding table reflects a weighted average estimated fair value of stock options granted in 2002, 2001 and 2000, respectively, of $5.81, $3.52 and $19.94 per share. Such estimated fair values were computed using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants issued in 2002, 2001 and 2000, respectively: dividend yield of .00%, .00% and .00%; expected volatility of 84.64%, 65.05% and 46.90%, weighted average risk-free interest rate of 4.35%, 4.97% and 6.10%; and expected lives of 5 years for 2002, 2001 and 2000.

Note 20 — Employee Benefit Plans

The Company maintains a 401(k) plan in which substantially all employees who have met certain age and length of service requirements may participate. Employee contributions to the 401(k) plan are limited to a percentage of their compensation and are matched 100% by the Company for the first 6% of compensation contributed. The Company’s match consists of a 67% cash contribution and a 33% Company stock contribution if certain targets are met.

     At September 30, 2002 the 401(k) plan held a total of 178,434 shares of the Company’s common stock having a fair value of approximately $276,572.

     Total compensation cost under the 401(k) plan was approximately $3.5 million, $3.1 million and $4.7 million in 2002, 2001 and 2000, respectively.

Note 21 — Contingencies

During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC,” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the

Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep” and “FTC” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. As of December 16, 2002 an order of class certification had not been entered by the trial court. If such an order is entered, it will likely be appealed. The Company intends to vigorously defend this case.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $98 million at September 30, 2002. Losses under these agreements have not been significant.

Note 22 — Fair Value of Financial Instruments

The Company is a party to on-balance sheet financial instruments as a result of its financing and funding activities. On-balance sheet financial assets include loans originated in conjunction with retail home sales, loans purchased from third parties, trade receivables arising from sales of homes to independent dealers and other receivables. The Company has estimated the fair value of loans held for sale by reference to the gain or loss estimated to have resulted had the loans been securitized at period end. The Company has estimated the fair value of loans held for investment by discounting the estimated future cash flows relating thereto using interest rates which approximate the interest rates charged by Oakwood Acceptance as of year end for loans of similar character and duration. Due to their short-term nature, the fair values of trade and other receivables approximates their carrying values.

     The Company estimates the fair value of retained regular and residual interests in REMIC securitizations and any related guarantee obligations as described in Notes 2, 5 and 6. However, there exists no active market for manufactured housing residual REMIC interests or uniformly accepted valuation methodologies.

     On-balance sheet financial obligations consist of amounts outstanding under the Company’s short-term credit facilities and notes and bonds payable. The Company estimates the fair values of debt obligations using rates currently offered to the Company for borrowings having similar character, collateral and duration or, in the case of the Company’s outstanding senior notes and reset debentures, by reference to quoted market prices.

     The following table sets forth the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2002 and 2001:

	2002		2001

	Estimated	Carrying	Estimated	Carrying
	fair value	amount	fair value	amount

	(in thousands)
Assets
Cash and cash equivalents, including restricted cash and investments	$32,436	$32,436	$56,909	$56,909
Loans and investments
Loans held for sale	156,246	149,901	171,607	163,085
Loans held for investment — fixed rate	3,290	3,177	3,001	2,974
Less: reserve for uncollectible receivables	—	(5,333)	—	(3,231)
Retained REMIC regular interests	13,810	13,810	7,619	7,619
Retained REMIC residual interests	14,310	14,310	28,956	28,956
Other receivables	158,707	158,707	124,807	124,807
Liabilities
Short-term borrowings	59,000	59,000	47,500	47,500
Notes and bonds payable
Fixed rate obligations	79,259	301,957	137,979	315,942
Variable rate obligations	7,210	7,210	7,178	7,178
Guarantee liabilities on subordinated
REMIC securities sold	55,009	75,504	18,172	36,180

Note 23 — Quarterly Financial Data (Unaudited)

The following table summarizes the Company’s quarterly financial results, restated for the adoption of SAB 101 (as previously discussed in Note 2):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

	(in thousands except per share data)
2002
Net sales	$228,979	$205,081	$250,869	$241,606	$926,535
Gross profit	$52,363	$50,133	$56,015	$59,071	$217,582
Net loss	$(9,978)	$30,289	$(119,817)	$(93,545)	$(193,051)
Income (loss) per share
Basic	$(1.05)	$3.19	$(12.61)	$(9.82)	$(20.33)
Diluted	$(1.05)	$3.16	$(12.61)	$(9.82)	$(20.33)
2001
Net sales
As originally reported	$255,205	$208,061	$239,866	$—	$—
As restated for first three quarters and as reported for the fourth quarter	$278,344	$221,207	$240,629	$264,940	$1,005,120
Gross profit
As originally reported	$51,367	$39,712	$49,333	$—	$—
As restated for first three quarters and as reported for the fourth quarter	$59,073	$42,179	$48,964	$60,270	$210,486
Loss before cumulative effect of accounting changes
As originally reported	$(42,950)	$(28,044)	$(47,554)	$—	$—
As restated for first three quarters and as reported for the fourth quarter	$(35,777)	$(25,907)	$(47,958)	$(49,541)	$(159,183)
Cumulative effect of accounting changes, net of tax
As originally reported	$—	$—	$(2,276)	$—	$(2,276)
As restated for first three quarters and as reported for the fourth quarter	$(14,590)	$—	$(2,276)	$—	$(16,866)
Net loss
As originally reported	$(42,950)	$(28,044)	$(49,830)	$—	$—
As restated for first three quarters and as reported for the fourth quarter	$(50,367)	$(25,907)	$(50,234)	$(49,541)	$(176,049)
Loss per share before cumulative effect of accounting changes
Basic and diluted
As originally reported	$(4.57)	$(2.98)	$(5.05)	$—	$—
As restated for first three quarters and as reported for the fourth quarter	$(3.81)	$(2.75)	$(5.09)	$(5.24)	$(16.89)
Loss per share
Basic and diluted
As originally reported	$(4.57)	$(2.98)	$(5.29)	$—	$—
As restated for first three quarters and as reported for the fourth quarter	$(5.36)	$(2.75)	$(5.33)	$(5.24)	$(18.68)

     The sum of quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

Note 24 — Business Segment Information

The Company operates in four major business segments. Management has determined these segments, in the case of housing operations, based upon the principal business activities conducted by housing business units, which are retail distribution of homes to consumers in the case of retail operations, and manufacturing of homes for distribution to the Company’s retail operations and to independent retailers in the case of manufacturing operations. For financial services operations, management determined segments based upon the principal products offered to consumers: retail financing in the case of consumer finance and insurance products in the case of insurance operations. The business segments identified by management are consistent with the organization structure used by the Company to manage its business.

     The Company’s retail business purchases homes primarily from the Company’s manufacturing operations but supplements these purchases in certain markets with purchases from third party manufacturers. The Company’s manufacturing operations sell a majority of their homes to the Company’s retail operations, with a portion distributed through independent dealers. The consumer finance segment provides financing to customers of the retail segment, as well as to customers of independent retailers. This segment both originates and services loans, and securitizes the loans in the public and private markets as a source of capital. The insurance segment reinsures insurance risk on property and casualty insurance, extended service contracts and credit life insurance sold to retail customers.

     Segment operating income is income before general corporate expenses, interest expense, investment income and income taxes. Identifiable assets include those assets directly related to the Company’s operations in the different segments; general corporate assets consist principally of cash, certain property and other investments.

	2002	2001	2000

	(in thousands)
Revenues
Retail	$522,663	$660,725	$778,479
Manufacturing	665,683	633,632	821,429
Consumer finance	(37,412)	42,352	27,963
Insurance	42,889	50,036	67,503
Eliminations/other	(267,209)	(291,040)	(411,242)

	$926,614	$1,095,705	$1,284,132

Income (loss) from operations
Retail	$(75,666)	$(109,396)	$(60,074)
Manufacturing	(11,871)	22,006	45,772
Consumer finance	(141,214)	(20,284)	(19,113)
Insurance	16,427	23,480	24,114
Eliminations/other	(19,557)	(20,674)	(45,647)

	(231,881)	(104,868)	(54,948)
Interest expense	(40,126)	(55,103)	(50,289)
Investment income	227	788	501

Loss before income taxes and cumulative effect of accounting changes	$(271,780)	$(159,183)	$(104,736)

Identifiable assets
Retail	$447,060	$478,976
Manufacturing	195,913	258,498
Consumer finance	381,491	384,244
Insurance	124,600	123,405
Eliminations/other	(388,616)	(322,833)

	$760,448	$922,290

Depreciation and amortization
Retail	$8,389	$12,622	$10,247
Manufacturing	15,014	16,827	17,240
Consumer finance	(684)	12,858	12,378
Insurance	—	—	—
Eliminations/other	5,998	15,094	10,463

	$28,717	$57,401	$50,328

Capital expenditures
Retail	$1,673	$1,733	$7,632
Manufacturing	3,442	2,288	6,092
Consumer finance	2,162	3,058	3,741
Insurance	—	—	—
General corporate	1,445	4,065	3,499

	$8,722	$11,144	$20,964

Note 25 — Subsequent Event

     On December 31, 2002 the Court approved the DIP Facility, which is further described in Note 1 — Proceedings Under Chapter 11 of the Bankruptcy Code. The Debtors believe that documentation of the Tranche A Revolving Loan, which replaces the Company’s $65 million revolving credit facility and the Interim DIP Agreement, is substantially complete. The Debtors also believe that the Tranche B Servicing Advance Loan will be finalized by the end of January 2003. However, there can be no assurances that either the Tranche A Revolving Loan or the Tranche B Servicing Advance Line will be finalized.

Report of Independent Accountants

To the Board of Directors and Shareholders of
Oakwood Homes Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oakwood Homes Corporation and its subsidiaries (“Oakwood”) at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that Oakwood will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, on November 15, 2002, Oakwood filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The uncertainties inherent in the bankruptcy process and Oakwood’s recurring losses from operations raise substantial doubt about Oakwood’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

/s/  PricewaterhouseCoopers LLP

Greensboro, North Carolina
December 17, 2002, except for the information in Note 25,
   for which the date is January 14, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

PART III

Item 10. Directors and Executive Officers.

     The directors and executive officers of the Company are as follows:

     Ervin L. Bontrager, Jr., age 58, has been Executive Vice President – Marketing since July 2002. Mr. Bontrager previously served as Senior Vice President of Wholesale Marketing from 1998 until 2002, as Executive Vice President of Schult Homes Corporation from 1995 until 1998, and in various other management positions with Schult Homes Corporation from 1966 to 1995.

     Donald C. Davis, Jr., age 44, has been Executive Vice President – Manufacturing Operations since October 2000. Mr. Davis previously served as Senior Vice President of Manufacturing for the Eastern Region from 1999 until 2000, as Vice President of Manufacturing for the Eastern Region from 1995 until 1999, and as a Regional Manager for the Eastern Region in 1995.

     Macy A. Foster, age 59, has been Executive Vice President – Retail Operations since January 2001. Mr. Foster previously served as Senior Vice President — Retail from 1995 to 2001, as a Vice President – Retail from 1994 to 1995, and as a District Manager in Retail from 1991 to 1994.

     Timothy J. Graff, Jr., age 41, has been Executive Vice President – Customer Operations since November 2001. Mr. Graff previously served as Senior Vice President – Customer Relations from 2000 to 2001 and Vice President of Risk Management from 1997 to 2000.

     Dennis I. Meyer, age 67, has been a director since 1983. Mr. Meyer also served as Chairman of the Company from September 2000 until October 2002. Mr. Meyer is Senior Counsel at Baker & McKenzie (a law firm) in Washington, DC, where he retired as a partner in June 2002. He is also a director of United Financial Banking Companies, Inc.

     Douglas R. Muir, age 48, has been Executive Vice President of the Company since September 2000, Secretary of the Company since 1994 and Treasurer of the Company since 1993. Mr. Muir previously served as Senior Vice President of the Company from 1994 until September 2000 and as a Partner at Price Waterhouse LLP from 1988 to 1993.

     Kermit G. Phillips, II, age 68, has been a director since 1979. Prior to retiring in 2001, Mr. Phillips had been the President of Phillips Management Group, Inc. (real estate development and management company) from 1974 to 2001.

     Robert A. Smith, age 57, has been a director since 2000 and has been Executive Vice President – Financial Operations of the Company since September 2000. Mr. Smith previously served as Executive Vice President and Chief Financial Officer of the Company from October 1998 to September 2000; Executive Vice President, Finance and Chief Operating Officer of Oakwood Acceptance Corporation (the Company’s finance subsidiary) from September 1997 to October 1998; and Senior Vice President of the Company from February 1997 to September 1997. Mr. Smith was a Partner at Price Waterhouse LLP from 1984 to 1997.

     Myles E. Standish, age 48, has been a director since 2000 and has been President and Chief Executive Officer of the Company since July 2001 and Chairman of the Company since October 2002. Mr. Standish has also served as General Counsel of the Company since 1995. Previously, Mr. Standish served as Executive Vice President – Operations of the Company from September 2000 to July 2001; Chief Administrative Officer of the Company from November 1998 until September 2000 and Senior Vice President of the Company from 1995 to November 1998. Mr. Standish was a Partner of Kennedy Covington Lobdell & Hickman, L.L.P., a law firm, from 1987 to 1995.

     Sabin C. Streeter, age 61, has been a director since 1993. He has been a private investor and Executive-in-Residence at Columbia University Graduate School of Business since 1997. Mr. Streeter previously served as Managing Director of Donaldson Lufkin & Jenrette Securities Corporation (an investment banking firm) from 1976 to 1997. Mr. Streeter is also a director of Middlebury Corporation.

     Clarence W. Walker, age 71, has been a director of the Company since 1971. Mr. Walker is Of Counsel at Kennedy Covington Lobdell & Hickman, L.L.P. in Charlotte, North Carolina, where he was a Partner from 1961 until 2001.

     H. Michael Weaver, age 65, has been a director since 1991. Mr. Weaver is a private investor and has been the Chairman of the Board of Weaver Investment Company (a real estate investment firm) since 1968.

     Suzanne H. Wood, age 42, has been Executive Vice President and Chief Financial Officer of the Company since September 2000. Ms. Wood previously served as Vice President, Investor Relations and Financial Risk Management of the Company from November 1998 to September 2000. Ms. Wood was Vice President and Chief Financial Officer of Tultex Corporation (a manufacturer, marketer and distributor of activewear) from February 1996 to November 1998 and Controller of Tultex Corporation from 1993 to February 1996. Additionally, Ms. Wood was an Audit Senior Manager at Price Waterhouse LLP from 1991 to 1993. In December 1999, Tultex Corporation filed for reorganization under Chapter 11 of the bankruptcy code.

     The Board of Directors of the Company currently has seven members and four vacancies. The directors are elected for staggered terms of three years, with Mr. Streeter having been elected to his position in 2002, Messrs. Walker, Meyer and Smith having been elected to their positions in 2001 and Messrs. Phillips, Weaver, and Standish having been elected to their positions in 2002. Each director and executive officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and certain persons who own more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Directors, executive officers and such greater than 10% shareholders are required to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal 2002, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with on a timely basis, except as described below. On a Form 5 for fiscal 2002, Donald C. Davis reported one transaction in the Company’s Common Stock that was not reported on a timely basis.

Item 11. Executive Compensation.

     The table below sets forth certain compensation information for the three fiscal years ended September 30, 2002 concerning the Company’s Chief Executive Officer during fiscal 2002 and the Company’s four other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
		Annual Compensation			Compensation

					Awards

				Other	Securities	All Other
				Annual	Underlying	Compen-
Name and	Fiscal	Salary	Bonus	Compensation	Options	sation
Principal Position	Year	($)	($)	($)	(#)	($)(1)

Myles E. Standish	2002	398,558	0	(2)	30,000	6,800
President and Chief	2001	323,269	225,000	(2)	15,000	7,200
Executive Officer	2000	278,769	90,000	(2)	12,000	7,446
Robert A. Smith	2002	349,519	0	(2)	25,000	6,618
Executive Vice President –	2001	323,269	225,000	(2)	15,000	7,368
Financial Operations	2000	278,769	90,000	(2)	12,000	5,661
Douglas R. Muir	2002	275,000	0	(2)	12,500	7,000
Executive Vice President,	2001	273,654	125,000	(2)	8,000	8,569
Secretary and Treasurer	2000	238,615	80,000	(2)	4,000	7,942
Suzanne H. Wood	2002	250,000	0	(2)	12,500	4,380
Executive Vice President	2001	202,615	90,000	(2)	8,000	0
and Chief Financial Officer	2000	162,539	45,000	(2)	3,000	0
Timothy J. Graff	2002	225,000	140,000	(2)	10,000	6,777
Executive Vice President,	2001	221,346	175,000	(2)	4,000	10,400
Customer Operations	2000	129,769	210,000	(2)	4,000	7,566

(1)	The components of the amounts shown in this column consist of (a) Company contributions under the Company’s various retirement plans for Messrs. Standish, Smith, Muir, Ms. Wood and Mr. Graff of $6,800, $6,618, $7,000, $4,380 and $6,777 for fiscal 2002, $7,200, $7,368, $8,569, $0 and $10,400 for fiscal 2001, $7,446, $5,661, $7,429, $0 and $7,566 for fiscal 2000, respectively, and (b) interest accrued on a deferred compensation account for Mr. Muir of $513 for fiscal 2000.

(2)	Such Named Executive Officer did not receive perquisites or other personal benefits during the listed years in excess of the lesser of (a) $50,000 or (b) 10% of his or her annual salary and bonus.

     The table below sets forth information relating to stock option grants during fiscal 2002 to each Named Executive Officer and the potential realizable value of each grant of options assuming annualized appreciation in the Common Stock at the rate of 5% and 10% over the term of the option.

Option Grants in Fiscal 2002

	Number of	% of Total			Potential Realizable Value
	Shares	Options			At Assumed Annual Rates
	Underlying	Granted to			of Stock Price Appreciation
	Options	Employees	Exercise or		for Option Term ($)
	Granted	in Fiscal	Base Price	Expiration
Name	(#)(1)	Year	($/Share)	Date	5%	10%

Myles E. Standish	30,000	15.1%	$5.81	1/8/2012	109,616	277,789
Robert A. Smith	25,000	12.6%	$5.81	1/8/2012	91,347	231,491
Douglas R. Muir	12,500	6.3%	$5.81	1/8/2012	45,673	115,746
Suzanne H. Wood	12,500	6.3%	$5.81	1/8/2012	45,673	115,746
Timothy J. Graff	10,000	5.0%	$5.81	1/8/2012	36,539	92,596

(1)	The stock options vest in three equal installments on each of January 8, 2003, January 8, 2004 and January 8, 2005.

     The table below sets forth information related to the exercises of stock options during fiscal 2002 by each Named Executive Officer and the fiscal year-end number and value of unexercised stock options:

Aggregated Option Exercises in
Fiscal 2002 and FY-End Option Values

			Number of Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options	Options
			At FY-End	At FY-End
	Shares
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise(#)	Realized($)	Unexercisable(#)	Unexercisable($)

Myles E. Standish	0	0	37,998/42,000	0/0
Robert A. Smith	0	0	31,999/38,999	0/0
Douglas R. Muir	0	0	31,599/16,500	0/0
Suzanne H. Wood	0	0	10,000/15,500	0/0
Timothy J. Graff	0	0	6,000/14,000	0/0

Compensation Committee Interlocks and Insider Participation

     During fiscal 2002, Messrs. Meyer and Phillips served on the Compensation Committee of the Board of Directors. Roger Schipke served on the Compensation Committee until his term as a director ended on January 30, 2002. Mr. Vincent served on the Compensation Committee until his resignation from the board on September 16, 2002. None of such persons has ever been an officer or employee of the Company or any of its subsidiaries. During fiscal 2002, no executive officer of the Company served as a director or member of the compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on the Board of Directors or Compensation Committee of the Company.

Director Compensation

     The directors of the Company who are not employees are paid an annual fee of $36,000 plus $1,000 for each Board meeting attended, $1,500 for each Committee meeting attended that is not held on the same day as a Board meeting and $500 for each Board meeting participated in by telephone conference call. Committee chairmen who are not also employees receive an additional $1,000 each quarter. No stock option awards were made to the Company’s directors in fiscal 2002. On May 6, 2002 the Company terminated its 1998 Director Deferral Plan, pursuant to which non-employee directors could elect to defer payment of all or any portion of their annual retainer or meeting fees in exchange for phantom stock units. As a result of the termination of this plan, the Company made a cash payment of approximately $0.7 million in the aggregate to the directors who participated in the plan.

Employment Arrangements

     The Company has entered into employment agreements with Messrs. Standish and Smith that provide for their continued employment with the Company for two years following a change in control occurring on or before December 31, 2003. If either such executive’s employment is terminated within two years after such change of control for reason other than death, disability or cause or if either such executive resigns during such time for good reason, and the Compensation Committee does not revise the agreements in connection with a change of control approved by the independent directors, he will be entitled to a lump sum payment equal to two times his annual compensation. These agreements are intended to provide Messrs. Standish and Smith with a greater sense of security, assure their objectivity in analyzing any potential change in control and preserve continuity of management in the event of a change in control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through September 30, 2002.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	731,169	$48.80	512,134
Equity compensation plans not approved by security holders(1)	1,923,536	$9.76	—
Total:	2,654,705	$20.51	512,134

(1)	Consists of a warrant issued in connection with the Company’s $200.0 million loan purchase facility. See Note 11 to the Consolidated Financial Statements. Such warrant is currently exercisable, has an exercise price of $9.76 per share and expires in February 2009.

Principal Holders of Common Stock and Holdings of Management

     The following table provides information about the beneficial ownership of the Company’s Common Stock as of December 1, 2002. The Company has listed each person that beneficially owns more than 5% of its outstanding Common Stock, each of its directors, each of its executive officers identified in the summary compensation table and all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name and Address of	Number of Shares and Nature	Percentage of Shares
Beneficial Owner	Beneficial Ownership	Outstanding

Dimensional Fund Advisors Inc. (1)	873,460	9.2%
Credit Suisse First Boston (2)	1,906,888	16.7%
Thomas and Ancella Toldrian (3)	578,480	6.1%
Timothy A. Graff, Jr. (4)	13,538	**
Dennis I. Meyer (5)	321,873	3.3%
Douglas R. Muir (6)	36,216	**
Kermit G. Phillips, II (7)	7,685	**
Robert A. Smith (8)	43,530	**
Myles E. Standish (9)	53,800	**
Sabin C. Streeter (10)	13,685	**
Clarence W. Walker (11)	40,866	**
H. Michael Weaver (12)	11,645	**
Suzanne H. Wood (13)	14,167	**
Executive officers and directors as a group (13 persons) (14)	596,046	6.1%

(1)	Such information is derived from a Schedule 13G dated January 30, 2002 filed by Dimensional Fund Advisors Inc. (“Dimensional”), which has sole voting and dispositive power with respect to such shares. Such shares are owned by certain investment companies, commingled group trusts and accounts with respect to which Dimensional acts as an investment advisor or manager. Dimensional disclaims beneficial ownership of all such shares. Dimensional’s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401.

(2)	Represents shares subject to a warrant held by Credit Suisse First Boston International (“CSFBi”) that is presently exercisable. According to a Schedule 13G filed by Credit Suisse First Boston (“CSFB”) on March 8, 2001, CSFB holds 56% of the ordinary voting shares of CSFBi. CSFB disclaims beneficial ownership of all such Common Stock of the Company. Such percentage is based on the number of shares outstanding plus shares issuable upon exercise of the warrant. CSFB’s address is Uetlibergstrasse 231, P.O. Box 900, CH-8070 Zurich, Switzerland.

(3)	Mr. and Mrs. Toldrian’s address is 42 Digital Drive, Novato, California 94949. Such information is derived from a Schedule 13D sent by the Toldrians to the Company dated February 14, 2002. To the Company’s knowledge, however, the Toldrians have not made any filings with the SEC, and the Company cannot confirm the amount of stock held by the Toldrians.

(4)	Mr. Graff’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 204 shares held through the Company’s 401(k) plan and 9,334 shares subject to options that are currently exercisable.

(5)	Mr. Meyer’s business address is 815 Connecticut Avenue, N.W., Suite 900, Washington, D.C. 20006. Consists of 6,685 shares subject to options that are currently exercisable and 315,188 shares held by Mr. Meyer’s wife, of which Mr. Meyer disclaims beneficial ownership.

(6)	Mr. Muir’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 354 shares held through the Company’s 401(k) plan and 35,766 shares subject to options that are currently exercisable.

(7)	Mr. Phillips’s business address is 1400 Battleground Avenue, Suite 201, Greensboro, North Carolina 27408. Includes 6,685 shares subject to options that are currently exercisable.

(8)	Mr. Smith’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 119 shares held through the Company’s 401(k) plan and 40,333 shares subject to options that are currently exercisable.

(9)	Mr. Standish’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 217 shares held through the Company’s 401(k) plan and 47,998 shares subject to options that are currently exercisable.

(10)	Mr. Streeter’s business address is 2 Woods Witch Lane, Chappaqua, New York 10514. Includes 6,685 shares subject to options that are currently exercisable and 1,000 shares held by Mr. Streeter’s wife, of which Mr. Streeter disclaims beneficial ownership.

(11)	Mr. Walker’s business address is 214 N. Tryon Street, 47th Floor, Charlotte, NC 28202. Includes 6,685 shares subject to options that are currently exercisable and 2,210 shares held by Mr. Walkers’s wife, of which Mr. Walker disclaims beneficial ownership..

(12)	Mr. Weaver’s business address is 324 West Wendover Avenue, Greensboro, North Carolina 27420. Includes 6,685 shares subject to options that are currently exercisable and 1,000 shares held by Mr. Weaver’s wife, of which Mr. Weaver disclaims beneficial ownership.

(13)	Ms. Wood’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Consists of 14,167 shares subject to options that are currently exercisable.

(14)	Includes 1,629 shares held through the Company’s 401(k) plan and 214,282 shares subject to options that are presently exercisable.

**	Less than 1%.

Item 13. Certain Relationships and Related Transactions.

     The law firm of Kennedy Covington Lobdell & Hickman, L.L.P., of which Clarence W. Walker is a retired partner and serves Of Counsel, has served as counsel to the Company since 1971. It is expected that such firm will continue to serve as counsel to the Company during the current fiscal year.

Item 14. Controls and Procedures

     The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have concluded that such disclosure controls and procedures are effective.

     Subsequent to the Company’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements, Financial Statement Schedules and Exhibits.

List the following documents filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company are included as part of Item 8 hereof:

Report of PricewaterhouseCoopers LLP

Consolidated Statements of Operations for the years ended September 30, 2002, 2001 and 2000

Consolidated Balance Sheets as of September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended September 30, 2002, 2001 and 2000

Consolidated Statement of Changes in Shareholders’ Equity and Other Comprehensive Income for the years ended September 30, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

See the accompanying Index to Financial Statement Schedules at page F-1.

3.	Exhibits

3.1	Restated Articles of Incorporation of the Company dated January 25, 1984 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated February 18, 1988 (Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company dated April 23, 1992 (Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

3.4	Articles of Amendment to the Restated Articles of Incorporation of the Company dated June 13, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.5	Amended and Restated Bylaws of the Company (Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

4.1	Shareholder Protection Rights Agreement dated August 22, 1991 between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

4.2	Amendment to Shareholder Protection Rights Agreement dated July 24, 2001 between the Company and First Union National Bank, N.A., as successor Rights Agent (Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed August 2, 2001)

4.3	Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (filed herewith)

4.4	Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

4.5	First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

*	10.1	Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company’s Registration Statement on Form S-2 filed on April 13, 1991)

*	10.2	Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

*	10.3	Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

*	10.4	Oakwood Homes Corporation Director Deferral Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

*	10.5	Form of Employment Agreement between the Company and each of Robert A. Smith and Myles E. Standish (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

*	10.6	Separation Agreement dated as of November 30, 2001 between the Company and Duane D. Daggett (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.7	Sale and Servicing Agreement dated as of February 9, 2001 among Oak Leaf Holdings, LLC, as Depositor, OMI Note Trust 2001-A, as Issuer, Ginkgo Corporation, as Transferor, Oakwood Acceptance Corporation, as Seller and Servicer and The Chase Manhattan Bank, as Backup Servicer, Indenture Trustee and Custodian (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.8	Class A Note Purchase Agreement dated as of February 9, 2001 among OMI Note Trust 2001-A, as Issuer, Oakwood Acceptance Corporation, as Seller and Servicer, Oak Leaf Holdings, LLC, as Depositor, Ginkgo Corporation as Transferor, the Purchaser parties thereto and Credit Suisse First Boston, New York Branch, as Agent (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.9	Trust Agreement dated as of February 9, 2001 between Oak Leaf Holdings, LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.10	Indenture dated as of February 9, 2001 between OMI Note Trust 2001-A, as Issuer, and The Chase Manhattan Bank, as Indenture Trustee (Exhibit 99.5 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.11	Custodial Agreement dated as of February 9, 2001 by and among OMI Note Trust 2001-A, Credit Suisse First Boston, New York Branch, Oakwood Acceptance Corporation and The Chase Manhattan Bank (Exhibit 99.6 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.12	Registration Rights Agreement dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit 99.7 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.13	Warrant for Common Stock dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit 99.8 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.15	Indenture by and among Oakwood Advance Receivables Company, L.L.C. as Issuer and The Chase Manhattan Bank as Trustee, Verification Agent and Paying Agent and Oakwood Acceptance Corporation, individually and as REMIC Servicer, dated as of September 28, 2001 (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.16	Receivables Contribution Agreement by and between Oakwood Acceptance Corporation as Seller and Oakwood Advance Receivables Company, L.L.C. as Issuer, dated September 28, 2001 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.17	Lender Assumption Agreement, dated February 21, 2002 by The CIT Group/Business Credit, Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.18	Loan and Security Agreement, dated January 22, 2002, by and among Oakwood Homes Corporation and each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto and Foothill Capital Corporation (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.19	First Amendment to Loan Agreement, dated as of July 8, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.20	Second Amendment to Loan Agreement, dated as of July 31, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.21	Term Sheet for DIP Financing Facility (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2002)

10.22	Credit Suisse First Boston Summary Indicative Terms and Conditions (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 26, 2002)

10.23	Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2002)

21	List of the Company’s subsidiaries (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Myles E. Standish (filed herewith)

99.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Suzanne H. Wood (filed herewith)

99.3	Restructuring Term Sheet dated November 15, 2002 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 18, 2002)

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

     (b)  Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K: December 9, 2002 (announcing a final agreement for interim DIP financing), November 26, 2002 (announcing the term sheet for the interim DIP financing), November 18, 2002 (announcing that the Company had filed for bankruptcy) and August 9, 2002 (announcing its results for the third quarter of fiscal 2002).

     (c)  Exhibits. See Item 15(a)(3).

     (d)  Financial Statement Schedules. See Item 15(a)(2).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKWOOD HOMES CORPORATION

By: /s/ Suzanne H. Wood
Suzanne H. Wood Executive Vice President and Chief Financial Officer

Dated: January 14, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Myles E. Standish Myles E. Standish	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	January 14, 2003

/s/ Dennis I. Meyer Dennis I. Meyer	Director	January 14, 2003

/s/ Kermit G. Phillips, II Kermit G. Phillips, II	Director	January 14, 2003

/s/ Sabin C. Streeter Sabin C. Streeter	Director	January 14, 2003

/s/ Clarence W. Walker Clarence W. Walker	Director	January 14, 2003

/s/ H. Michael Weaver H. Michael Weaver	Director	January 14, 2003

Signature	Capacity	Date

/s/ Robert A. Smith Robert A. Smith	Director, Executive Vice President, Financial Operations	January 14, 2003

/s/ Suzanne H. Wood Suzanne H. Wood	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 14, 2003

CERTIFICATIONS

I, Myles E. Standish, the Chief Executive Officer and President of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Oakwood Homes Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003.

          /s/  Myles E. Standish
————————————————
Myles E. Standish
Chief Executive Officer and President

I, Suzanne H. Wood, the Chief Financial Officer of the Company, certify that:

1.	I have reviewed this annual report on Form 10-K of Oakwood Homes Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003.

          /s/  Suzanne H. Wood
————————————————
Suzanne H. Wood
Chief Financial Officer

OAKWOOD HOMES CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

     Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

PAGE

Supplementary information to notes to consolidated financial statements	F-2

F-1

OAKWOOD HOMES CORPORATION
AND CONSOLIDATED SUBSIDIARIES
SUPPLEMENTARY INFORMATION TO NOTES TO
CONSOLIDATED FINANCIAL STATEMENTS

The components of inventories are as follows:

	September 30,	September 30,	September 30,
	2002	2001	2000

New manufactured homes	$126,684,000	$171,859,000	$261,336,000
Used manufactured homes	7,003,000	13,130,000	11,492,000
Homes in progress	5,218,000	5,241,000	5,495,000
Land/Homes under development	12,485,000	12,770,000	14,328,000
Raw materials and supplies	26,905,000	25,572,000	30,352,000

	$178,295,000	$228,572,000	$323,003,000

F-2

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

EXHIBITS

ITEM 15(a)(3)

ANNUAL REPORT ON FORM 10-K

Commission
For the fiscal year ended	File Number

September 30, 2002	1-7444

OAKWOOD HOMES CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Restated Articles of Incorporation of the Company dated January 25, 1984 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated February 18, 1988 (Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company dated April 23, 1992 (Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

3.4	Articles of Amendment to the Restated Articles of Incorporation of the Company dated June 13, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.5	Amended and Restated Bylaws of the Company (Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

4.1	Shareholder Protection Rights Agreement dated August 22, 1991 between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

4.2	Amendment to Shareholder Protection Rights Agreement dated July 24, 2001 between the Company and First Union National Bank, N.A., as successor Rights Agent (Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed August 2, 2001)

4.3	Agreement to Furnish Copies of Instruments With Respect to Long Term Debt (filed herewith)

	Exhibit No.	Exhibit Description

	4.4	Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

	4.5	First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

*	10.1	Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company’s Registration Statement on Form S-2 filed on April 13, 1991)

*	10.2	Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

*	10.3	Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

*	10.4	Oakwood Homes Corporation Director Deferral Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

*	10.5	Form of Employment Agreement between the Company and each of Robert A. Smith and Myles E. Standish (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

*	10.6	Separation Agreement dated as of November 30, 2001 between the Company and Duane D. Daggett (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

	10.7	Sale and Servicing Agreement dated as of February 9, 2001 among Oak Leaf Holdings, LLC, as Depositor, OMI Note Trust 2001-A, as Issuer, Ginkgo Corporation, as Transferor, Oakwood Acceptance Corporation, as Seller and Servicer and The Chase Manhattan Bank, as Backup Servicer, Indenture Trustee and Custodian (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed March 8, 2001)

	10.8	Class A Note Purchase Agreement dated as of February 9, 2001 among OMI Note Trust 2001-A, as Issuer, Oakwood Acceptance Corporation, as Seller and Servicer, Oak Leaf Holdings, LLC, as Depositor, Ginkgo Corporation as Transferor, the Purchaser parties thereto and Credit Suisse First Boston, New York Branch, as Agent (Exhibit 99.3 to the Company’s Current Report on Form 8-K filed March 8, 2001)

	10.9	Trust Agreement dated as of February 9, 2001 between Oak Leaf Holdings, LLC, as Depositor, and Wilmington Trust Company, as Owner

Exhibit No.	Exhibit Description

Trustee (Exhibit 99.4 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.10	Indenture dated as of February 9, 2001 between OMI Note Trust 2001-A, as Issuer, and The Chase Manhattan Bank, as Indenture Trustee (Exhibit 99.5 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.11	Custodial Agreement dated as of February 9, 2001 by and among OMI Note Trust 2001-A, Credit Suisse First Boston, New York Branch, Oakwood Acceptance Corporation and The Chase Manhattan Bank (Exhibit 99.6 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.12	Registration Rights Agreement dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit 99.7 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.13	Warrant for Common Stock dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit 99.8 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.15	Indenture by and among Oakwood Advance Receivables Company, L.L.C. as Issuer and The Chase Manhattan Bank as Trustee, Verification Agent and Paying Agent and Oakwood Acceptance Corporation, individually and as REMIC Servicer, dated as of September 28, 2001 (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.16	Receivables Contribution Agreement by and between Oakwood Acceptance Corporation as Seller and Oakwood Advance Receivables Company, L.L.C. as Issuer, dated September 28, 2001 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.17	Lender Assumption Agreement, dated February 21, 2002 by The CIT Group/Business Credit, Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.18	Loan and Security Agreement, dated January 22, 2002, by and among Oakwood Homes Corporation and each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto and Foothill Capital Corporation (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.19	First Amendment to Loan Agreement, dated as of July 8, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.20	Second Amendment to Loan Agreement, dated as of July 31, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.21	Term Sheet for DIP Financing Facility (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 26, 2002)

10.22	Credit Suisse First Boston Summary Indicative Terms and Conditions (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 26, 2002)

10.23	Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2002)

21	List of the Company’s subsidiaries (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

99.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Myles E. Standish (filed herewith)

99.2	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 by Suzanne H. Wood (filed herewith)

99.3	Restructuring Term Sheet dated November 15, 2002 (Exhibit 99.2 to the Company's Current Report on Form 8-K filed November 18, 2002)

*	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.