Form 10-Q
period 2002-12-31
OAKWOOD HOMES CORP
filed 2003-02-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2002 or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from      to

Commission File Number: 1-7444

OAKWOOD HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

North Carolina	56-0985879

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7800 McCloud Road, Greensboro, North Carolina 27409-9634

(Address of Principal Executive Offices)

Post Office Box 27081, Greensboro, North Carolina 27425-7081

(Mailing Address of Principal Executive Offices)

(336) 664-2400

(Registrant’s Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of January 31, 2003.

Common Stock, Par Value $.50 Per Share                    9,537,485

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately. The ability of the Company to continue as a going concern is subject to numerous risks and uncertainties and is predicated upon, among other things, the confirmation of a reorganization plan, the completion of the $75 million loan servicing advance line of the Company’s debtor-in-possession facility, the ability to generate cash flows from operations and the ability to obtain financing sources sufficient to satisfy the Company’s future obligations and meet current operating needs, including continued access to the asset-backed securities or whole loan sales markets. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

These interim consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest Annual Report on Form 10-K.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands except per share data)

	Three months ended
	December 31,

	2002	2001

Revenues
Net sales	$177,420	$228,979
Financial services
Consumer finance, net of impairment and valuation provisions	(45,380)	23,250
Insurance	4,793	7,626

	(40,587)	30,876
Other income	1,090	2,149

Total revenues	137,923	262,004

Costs and expenses
Cost of sales	155,445	176,616
Selling, general and administrative expenses	55,280	64,604
Financial services operating expenses
Consumer finance	13,931	13,341
Insurance	2,007	3,049

	15,938	16,390
Restructuring charges	23,127	—
Asset impairment charges	13,814	—
Provision for losses on credit sales	3,008	11,405
Interest expense	9,768	9,467

Total costs and expenses	276,380	278,482

Loss before reorganization items and income taxes	(138,457)	(16,478)
Reorganization items (Note 8)
Recapture of servicing impairment	75,050	—
Impairment of guarantee liabilities	(235,776)	—
Impairment of regular REMIC interest	(1,209)	—
Professional fees	(7,158)	—

	(169,093)	—

Loss before income taxes	(307,550)	(16,478)
Provision for income taxes	—	(6,500)

Net loss	$(307,550)	$(9,978)

Loss per share:
Basic	$(32.28)	$(1.05)
Diluted	$(32.28)	$(1.05)
Weighted average number of common shares outstanding
Basic	9,527	9,463
Diluted	9,527	9,463

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended
	December 31,

	2002	2001

Net loss	$(307,550)	$(9,978)
Unrealized gains (losses) on securities available for sale	(1,542)	5,044

Comprehensive loss	$(309,092)	$(4,934)

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in thousands except share and per share data)

	December 31,	September 30,
ASSETS	2002	2002

Cash and cash equivalents	$57,080	$20,107
Loans and investments	275,374	175,865
Other receivables	118,184	158,707
Inventories
Manufactured homes	115,222	133,687
Work-in-process, materials and supplies	25,384	32,123
Land/homes under development	12,143	12,485

	152,749	178,295
Properties and facilities	143,918	177,212
Other assets	64,508	50,262

	$811,813	$760,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise
Short-term borrowings	$207,512	$59,000
Notes and bonds payable	—	309,167
Accounts payable and accrued liabilities	136,783	251,167
Insurance reserves and unearned premiums	66	16,274
Deferred income taxes	6,169	6,169
Other long-term obligations	—	77,374

	350,530	719,151
Liabilities subject to compromise
Notes and bonds payable	308,993	—
Accounts payable and accrued liabilities	93,472	—
Other long-term obligations	326,603	—

	729,068	—
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit)
Common stock, $.50 par value; 100,000,000 shares authorized; 9,537,000 and 9,537,000 shares issued and outstanding	4,769	4,769
Additional paid-in capital	199,857	199,857
Accumulated deficit	(472,104)	(164,554)

	(267,478)	40,072
Accumulated other comprehensive income	(264)	1,278
Unearned compensation	(43)	(53)

	(267,785)	41,297

	$811,813	$760,448

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three months ended
	December 31,

	2002	2001

Operating activities
Net loss	$(307,550)	$(9,978)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation and amortization	3,310	8,346
Provision for losses on credit sales, net of charge-offs	(2,758)	2,906
(Gains) losses on securities sold and loans sold or held for sale	48,683	(5,258)
Impairment and valuation provisions	16,425	(55)
Excess of cash received over REMIC residual income recognized (income recognized over cash received)	(354)	826
Non-cash restructuring charges	16,380	—
Non-cash asset impairment charges	13,814	—
Non-cash reorganization costs	161,935
Other	10	(2,276)
Changes in assets and liabilities
Other receivables	39,572	(2,546)
Inventories	25,190	22,190
Deferred insurance policy acquisition costs	3,894	409
Other assets	4,610	(8,658)
Accounts payable and accrued liabilities	30,591	(39,553)
Insurance reserves and unearned premiums	(16,208)	(1,326)
Other long-term obligations	(505)	(402)

Cash provided (used) by operations	37,039	(35,375)
Loans originated	(152,791)	(167,803)
Sale of loans	—	223,880
Principal receipts on loans	5,517	3,760

Cash provided (used) by operating activities	(110,235)	24,462

Investing activities
Acquisition of properties and facilities, net of asset disposals	(1,110)	(670)

Cash used by investing activities	(1,110)	(670)

Financing activities
Net borrowings (repayments) on short-term credit facilities	148,512	(47,500)
Payments on notes and bonds	(194)	(511)

Cash provided (used) by financing activities	148,318	(48,011)

Net increase (decrease) in cash and cash equivalents	36,973	(24,219)
Cash and cash equivalents
Beginning of period	20,107	44,246

End of period	$57,080	$20,027

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately. The unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, except as described above, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

Unless otherwise indicated, all references to annual periods refer to fiscal years ended September 30.

2.	On November 15, 2002 (the “Petition Date”), the Company and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al”. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

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

The Company’s proposed reorganization plan, agreed to in principle by Berkshire Hathaway Inc., calls for the conversion of the Company’s $303 million of senior unsecured debt and its guarantees of principal and interest on $275 million principal amount of subordinated

REMIC bonds into the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the money warrants to purchase approximately 10% of the post restructuring common shares. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the proposed plan will be approved by the Court or the creditors of the Company.

As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations will be closed by March 31, 2003. In connection with these and other previously announced closings, the Company recorded approximately $23.1 million in restructuring charges and $13.8 million in other asset impairment charges during the quarter ended December 31, 2002 to reflect certain changes in the Company’s asset disposition strategy. In addition, during the quarter ended December 31, 2002 the Company recorded a charge to cost of sales of approximately $8.5 million to write down inventory at closing sales centers and manufacturing plants to an estimated lower of cost or market value. Following these closures, the Company will operate approximately 120 retail sales centers and 14 manufacturing plants. At December 31, 2002 the Company held for sale 15 manufacturing facilities with a net book value of $14.2 million.

On November 15, 2002 the New York Stock Exchange, Inc. (the “NYSE”) suspended trading in the Company’s common stock. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002.

On November 23, 2002 the Debtors reached an agreement in principle with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The DIP Facility includes an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”).

On November 27, 2002 the Debtors entered into a Senior Secured, First Priority Debtor-in-Possession Loan and Security Agreement (the “Interim DIP Agreement”) with Foothill Capital Corporation, Textron Financial Corporation and The CIT Group/Business Credit, Inc., pursuant to which such lenders agreed to provide the Company with up to $25 million in interim debtor-in-possession financing. Borrowings under the Interim DIP Agreement bore interest at prime plus 3.5% and were secured by a first priority lien on substantially all of the Company’s assets. The Interim DIP Agreement matured on December 31, 2002. All borrowings under the Interim DIP Agreement were subsequently repaid on January 28, 2003.

On December 31, 2002 the Court approved the DIP Facility and on January 28, 2003 the Debtors closed the Tranche A Revolving Loan of the DIP Facility. Borrowings under the Tranche A Revolving Loan bear interest at the greater of (a) LIBOR plus 5% or (b) 9.5% and are secured by a priority lien on substantially all of the Debtors’ assets. Such borrowings have been used primarily to support outstanding letters of credit of $38 million, to repay amounts outstanding under the Company’s previous $65 million revolving credit facility and the Interim DIP Agreement and will be used to provide additional borrowing capacity while the Debtors complete their reorganization.

The Tranche A Revolving Loan terminates on the earliest of (a) October 15, 2003, (b) the date of substantial consummation of a plan of reorganization as confirmed by an order of the Court, (c) the sale of a material part of any Debtor’s assets, (d) the date of the conversion of the bankruptcy case of any of the Debtors to a case under Chapter 7 of the federal bankruptcy laws, (e) the date of the dismissal of the Chapter 11 case of any of the Debtors or (f) the earlier of the date on which (i) all of the loans under the Tranche A Revolving Loan become due and payable or (ii) all of the loans under the Tranche A Revolving Loan are paid in full and the Tranche A Revolving Loan is terminated.

The Debtors believe that the $75 million Tranche B Servicing Advance Loan will be finalized by the end of February 2003; however, there can be no assurances that it will be completed. Should the Debtors be unable to finalize the Tranche B Servicing Advance Loan it is unlikely that they would be able to commence making servicing advances to the various REMIC securitization trusts. The failure to make such servicing advances constitutes an event of default under the Company’s pooling and servicing agreements.

The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization.

On December 31, 2002 the Court entered an order authorizing Oakwood Acceptance Corporation, LLC (“OAC”) to 1) effectively assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“OSHC”), a newly created limited purpose wholly-owned subsidiary of OAC and 2) enter into and perform under a subservicing agreement with OSHC. Under this structure, OSHC has become the “Servicer” of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, OAC’s servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. In addition, the elevation of OAC’s servicing fees to a senior position should result in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay security holders in the REMIC trusts, the Company expects its obligations under guarantees of certain subordinated REMIC securities to increase substantially. While the effects of the elevation of the servicing fee priority on the Company’s guarantee obligations are fully reflected in the consolidated financial statements, the offsetting effects of the increased servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the consolidated financial statements. See Note 8.

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

On January 31, 2003 the Debtors filed with the Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and statements are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The bar date for filing claims is March 27, 2003. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution, if any, with respect to allowed claims is not presently ascertainable.

The United States Trustee has appointed an unsecured creditors committee. The official committee through its legal representatives have a right to be heard on all matters that come before the Court and is the primary entity with which the Company will negotiate the terms of a plan of reorganization. To date, no other committees have been appointed by the United States Trustee. There can be no assurance this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization once proposed, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively impact the Company’s ability to operate during bankruptcy and could delay the Company’s emergence from bankruptcy or cause the bankruptcy proceedings to be converted from a reorganization to a liquidation.

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management’s intention to emerge from Chapter 11 as quickly as possible. The Company’s future results are dependent upon the timely development, confirmation and implementation of a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially diluted or cancelled as a result of the conversion of debt to equity or as a result of other compromises of interest. Further, it is also likely that the claims of the Company’s unsecured creditors, including senior notes and REMIC guarantee obligations, will be converted to equity. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described in the “Forward Looking Statements” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

3.	The components of loans and investments are as follows:

	December 31,	September 30,
	2002	2002

(in thousands)
Loans held for sale	$250,153	$149,901
Loans held for investment	2,507	3,177
Less: reserve for uncollectible loans receivable	(2,642)	(5,333)

Total loans receivable	250,018	147,745

Retained interests in REMIC securitizations available for sale, exclusive of loan servicing assets and liabilities, at fair value
Regular interests	12,430	13,810
Residual interests	12,926	14,310

Total retained REMIC interests, at fair value (amortized cost of $21,839 and $23,062)	25,356	28,120

	$275,374	$175,865

4.	The following table summarizes the transactions in the reserve for credit losses.

	Three months ended
	December 31,

	2002	2001

(in thousands)
Balance at beginning of period	$5,515	$3,399
Provision for losses on credit sales	3,008	11,405
Losses charged to the reserve	(5,766)	(8,500)

Balance at end of period	$2,757	$6,304

The provision for losses on credit sales and losses charged to the reserve in 2001 principally reflect costs associated with the Company’s loan assumption program. The Company increasingly made use of this program from its inception in the second quarter of 2001 through the third quarter of 2002 when the Company decided to substantially curtail its use of the program.

The reserve for credit losses is reflected in the consolidated balance sheet as follows:

	December 31,	September 30,
	2002	2002

(in thousands)
Reserve for uncollectible receivables (included in loans and investments)	$2,642	$5,333
Reserve for contingent liabilities (included in accounts payable and accrued liabilities)	115	182

	$2,757	$5,515

5.	The Company’s retained interests in securitizations are set forth below.

	December 31,	September 30,
	2002	2002

	(in thousands)
Regular interests	$12,430	$13,810
Residual interests	12,926	14,310
Net servicing assets (liabilities)	21,292	(55,741)
Guarantee liabilities	(324,720)	(75,504)

In October 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which set forth new accounting requirements for the recognition of impairment on REMIC interests arising from securitizations. Under the prior accounting rule, declines in the value of retained REMIC interests were recognized in earnings when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the retained interest. Under the new accounting rule, declines in value are recognized when the fair value of the retained interest is less than its carrying value and the timing and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest is reduced to its estimated fair value.

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

The Company completed no securitizations in the three months ended December 31, 2002. See Note 15.

See Note 8 for additional information regarding servicing assets and liabilities and guarantee liabilities.

The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

	December 31,	September 30,
	2002	2002

	(in thousands)
Aggregate unpaid principal balance of loans	$4,823,279	$5,042,438
Weighted average interest rate of loans at period end	11.2%	11.2%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	12.3%	12.2%

	December 31,	September 30,
	2002	2002

	(in thousands)
Approximate remaining assumed nondiscounted credit losses as a percentage of unpaid principal balance of loans	21.6%	18.3%
Approximate weighted average interest rate used to discount assumed residual cash flows	16.0%	16.0%
Interest rate used to discount assumed servicing asset cash flows	7.0%	15.0%
Interest rate used to discount assumed servicing and guarantee liability cash flows	3.8%	3.6%

The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans, the elevation of servicing fees from a subordinated to a senior position in cash distributions from the REMIC trusts and the interaction of assumptions. All data is based on weighted averages using unpaid or original principal balances of loans.

The following table summarizes certain cash flows received from and paid to the securitization trusts during the three months ended December 31, 2002 and 2001, respectively:

	December 31,	December 31,
	2002	2001

	(in thousands)	(in thousands)
Proceeds from new securitizations	$—	$223,880
Servicing fees received	8,230	12,044
Net repayments of principal and interest to trusts	(26,078)	11,923
Guarantee payments	(518)	(554)
Cash flow received on retained regular interests	523	360
Cash flow received on retained residual interests	52	2,374

Loans serviced by the Company and related loans past due 90 days or more at December 31, 2002, are set forth below:

	Total	Amount
	Principal	90 days or more
	Amount	Past Due

	(in thousands)
Loans held for sale	$247,297	$4,026
Securitized loans	4,823,279	424,855

Loans serviced by the Company and related loans past due 90 days or more at September 30, 2002, are set forth below:

	Total	Amount
	Principal	90 days or more
	Amount	Past Due

	(in thousands)
Loans held for sale	$147,995	$4,075
Securitized loans	5,042,438	396,109

6.	The Company provides consumer warranties against manufacturing defects in all new homes it sells. Warranty terms are either one or five years depending upon the item covered. Estimated future warranty costs are accrued at the time of sale. The following table sets forth the activity in the Company’s warranty accrual:

Three months ended
December 31, 2002

(in thousands)
Balance at beginning of period	$12,521
Provision for warranty expense	6,234
Payments of warranty obligations	(7,990)

Balance at end of period	$10,765

7.	The following table sets forth the activity in each component of the Company’s restructuring reserve (in thousands):

	Severance	Plant, sales
	and other	center and
	termination	office	Asset
	charges	closings	write-downs	Total

Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance 9/30/99	5,643	7,243	—	12,886

Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)

Balance 9/30/00	759	1,052	—	1,811

Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)
Reversal of 1999 restructuring charges	(30)	(45)	—	(75)

Balance 9/30/01	681	4,197	—	4,878

Payments and balance sheet charges	(145)	(743)	—	(888)

Balance 12/31/01	536	3,454	—	3,990

Payments and balance sheet charges	(50)	(593)	412	(231)
Reversal of 2001 restructuring charges	(486)	(1,173)	(412)	(2,071)

Balance 3/31/02	—	1,688	—	1,688

Payments and balance sheet charges	—	(505)	—	(505)

Balance 6/30/02	—	1,183	—	1,183

Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)
Reversal of restructuring charges	—	(175)	—	(175)

Balance 9/30/02	—	2,909	—	2,909

Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance 12/31/02	$—	$9,021	$—	$9,021

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

As discussed in Note 2, on November 15, 2002 the Debtors filed for reorganization under Chapter 11 of the Bankruptcy Code. As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.1 million in restructuring charges during the quarter ended December 31, 2002.

Of the $9.0 million remaining in the restructuring reserve at December 31, 2002, approximately $741,000 and $1.9 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at December 31, 2002 unless such amounts are set aside by the Court during the bankruptcy proceedings.

During the execution of the Company’s restructuring plans, approximately 4,400 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,450 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

8.	Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described in Note 2, during the quarter ended December 31, 2002, the Court approved an order that effectively elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed into income impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal into income amounted to $75.1 million. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company may be required to pay under the guarantees. The proposed plan of reorganization described earlier calls for the conversion of the guarantee liabilities into the Company’s post restructuring common shares. Reorganization items also include professional fees of $7.2 million representing financial, legal, real estate and valuation services directly associated with the reorganization process. Cash paid for reorganization items was approximately $6.3 million.

Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $3.0 million of contractually stated

interest was not recorded as interest expense during the quarter ended December 31, 2002.

Condensed financial information of the Debtors is set forth below:

November 16, 2002 to
(unaudited) (in thousands)	December 31, 2002

Statement of Operations
Revenues
Net sales	$79,101
Consumer finance revenues, net of impairment and valuation provisions	(11,813)
Other income	405

Total revenues	67,693

Costs and expenses
Cost of sales	78,695
Selling, general and administrative expenses	25,734
Consumer finance operating expenses	7,067
Restructuring and asset impairment charges	2,427
Provision for losses on credit sales	1,694
Interest expense	3,457

Total costs and expenses	119,074

Loss before reorganization items and income taxes	(51,381)
Reorganization items, net	(240,145)

Loss before income taxes	(291,526)
Provision for income taxes	—
Equity in net income of non-filing entities	31,863

Net loss	$(259,663)

(unaudited) (in thousands)	December 31, 2002

Balance sheet
ASSETS
Cash and cash equivalents	$53,794
Loans and investments	61,453
Other receivables	55,674
Inventories	152,749
Properties and facilities	143,918
Investment in non-filing entities	124,152
Other assets	24,569

$616,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise
Short-term borrowings	$14,512
Accounts payable and accrued liabilities	110,520
Deferred income taxes	29,994

155,026
Liabilities subject to compromise
Notes and bonds payable	308,993
Accounts payable and accrued liabilities	93,472
Other long-term obligations	326,603

729,068
Shareholders’ equity (deficit)	(267,785)

$616,309

9.	The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share (“EPS”):

	Three months ended
	December 31,

	2002	2001

(in thousands, except per share data)
Numerator in loss per share calculation:
Net loss	$(307,550)	$(9,978)
Denominator in loss per share calculation:
Weighted average number of common shares outstanding	9,527	9,463
Unearned shares	—	—

Denominator for basic EPS	9,527	9,463
Dilutive effect of stock options and restricted shares computed using the treasury stock method	—	—

Denominator for diluted EPS	9,527	9,463

Net loss per share:
Basic	$(32.28)	$(1.05)

Diluted	$(32.28)	$(1.05)

Stock options to purchase 664,670 and 641,291 shares of common stock, 1,923,536 and 1,906,888 shares which may be acquired pursuant to a stock warrant, and 6,556 and 36,534 unearned restricted shares at December 31, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

10.	During the first quarter of fiscal 2002 the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC (“OAR”), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sold qualifying servicing advance receivables to OAR, which funded its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collected the receivables it purchased from the Company, and such proceeds were available to purchase additional receivables from the Company through August 2003. Conveyances of receivables to OAR were accounted for as sales under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125” (“FAS 140”). This facility was terminated due to the Company’s Chapter 11 filing on November 15, 2002. The Company expects to replace this facility during February 2003 with the previously described $75 million Tranche B Servicing Advance Loan of the DIP facility.

11.	The estimated contractual principal payments under notes and bonds payable are $0.9 million, $125.5 million, $0.8 million, $0.9 million, and $3.3 million for the 12 months ended December 31, 2003, 2004, 2005, 2006, and 2007, respectively, and the balance is payable thereafter. The aforementioned principal payments are stayed during the bankruptcy proceedings.

12.	During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC,” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep” and “FTC” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. As of February 12, 2003 an order of class certification had not been entered by the trial court. If such an order is entered, it will be appealed. The Company has filed a notice to move the case from Saline County, Arkansas to a federal court and intends to vigorously defend this case. This litigation was stayed by operation of the Bankruptcy Code.

In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $14.1 million at December 31, 2002. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $274.8 million at December 31, 2002. Such guarantees obligate the Company to make payments in amounts equal to the excess, if any, of principal and interest distributions payable on the guaranteed securities over the cash available for such purpose in the underlying securitization trusts. Such payments may arise as a result of credit losses on the underlying trusts or because of structural provisions of the guaranteed securities which give rise to guarantee payments unrelated to loan pool performance. See Note 2 for a discussion of the Company’s proposed plan of reorganization. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The Company’s estimated potential obligations under such repurchase agreements approximated $55.1 million at December 31,

2002. Losses under these repurchase agreements have not been significant as of December 31, 2002.

13.	The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company’s business segments:

	Three months ended
	December 31,

(in thousands)	2002	2001

Revenues
Retail	$97,570	$133,475
Manufacturing	123,234	154,649
Consumer finance	(45,380)	23,250
Insurance	8,242	10,890
Eliminations/other	(45,743)	(60,260)

	$137,923	$262,004

Loss before interest expense, investment income and income taxes
Retail	$(37,937)	$(11,027)
Manufacturing	(27,632)	4,830
Consumer finance	(62,514)	(1,496)
Insurance	2,786	4,577
Eliminations/other	(3,392)	(3,895)

	(128,689)	(7,011)
Interest expense	(9,768)	(9,467)

Loss before income taxes and reorganization items	$(138,457)	$(16,478)

Depreciation and amortization
Retail	$1,366	$2,297
Manufacturing	2,419	3,832
Consumer finance	(2,328)	702
Eliminations/other	1,853	1,515

	$3,310	$8,346

Capital expenditures, net of asset disposals
Retail	$(170)	$20
Manufacturing	399	405
Consumer finance	253	82
Eliminations/other	628	163

	$1,110	$670

	December 31,	September 30,
	2002	2002

Identifiable assets
Retail	$402,787	$447,060
Manufacturing	146,570	195,913
Consumer finance	565,616	381,491
Insurance	12,346	124,600
Eliminations/other	(315,506)	(388,616)

	$811,813	$760,448

14.	In June 2001 the Financial Accounting Standards Board (the “Board”) issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”) and Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 mandates the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. FAS 142 addresses the accounting for goodwill and intangible assets subsequent to their acquisition. The most significant changes made by FAS 142 are that goodwill and indefinite-lived intangible assets will no longer be amortized and will be tested for impairment at least annually. The Company reduced the carrying value of its goodwill to zero at September 30, 2002 based on an analysis of cash flows, and thus will not be impacted by FAS 142.

The Board issued Statement No. 143, “Accounting for Asset Retirement Obligations,” (“FAS 143”). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Board has also issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted FAS 143 and FAS 144 effective October 1, 2002 and determined that these statements had no material impact on its financial position or results of operations.

In November 2002 the Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. Although the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, FIN 45 does include specific disclosure requirements for warranty obligations. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has not yet determined the effect of adopting FIN 45 on its results of operations or financial position.

15.	For the quarters ended December 31, 2002 and 2001 the Company reported net losses of $307.6 million and $10.0 million, respectively. Included in the net loss for the quarter ended December 31, 2002 and 2001 were impairment and valuation provisions of $16.4 million and ($55,000), respectively. In addition, the net loss for the quarter ended December 31, 2002 includes net charges of $169.1 million related to the Company’s reorganization as more fully described in Note 8.

These financial results reflect the difficult business conditions within the manufactured housing industry including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. In addition to the industry and economic factors described above, the Company’s loans originated in 2000 and before continued to perform poorly during 2002 and the manufactured housing asset-backed securities market, into which the Company sells its loans, deteriorated further. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, resulted in the Company’s loan servicing income being substantially eliminated. These factors also increased the payments the Company would be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Company filed for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. See Note 2 for further information.

The Company believes that borrowings under the credit facilities described in Note 2, (if and when they are finalized and subject to continued availability) coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as expected operating cash flow (including increased servicing fee cash flow described above), will be sufficient to meet its obligations and to execute its business plan throughout the bankruptcy proceedings. The Company also received in December 2002 an income tax refund for 2002 approximating $26 million. Should the Company be unable to access sufficient capital to fund its operations, its ability to reorganize itself would be materially adversely affected.

The retail financing of sales of the Company’s products is an integral part of the Company’s integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. The Company expects to engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations. Should the Company’s ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties. The Company’s inability to find alternative sources of funding would have a materially adverse impact on the Company’s liquidity, operations and reorganization plan. In order for the Company to comply with certain provisions of the DIP Agreement, it must complete a securitization or whole loan sale by February 28, 2003.

The Company, from time to time, has retained certain subordinated securities from its securitizations. At December 31, 2002 the Company had retained such subordinated asset-backed securities having a carrying value of $11.5 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-

backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact the Company’s liquidity and operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CRITICAL ACCOUNTING POLICIES

The Company has chosen certain critical accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The Company’s significant accounting policies are summarized in Note 2 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

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

Basis of presentation

The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

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

In accordance with EITF 99-20, income on retained REMIC regular and residual interests is recorded using the level yield method over the period such interests are outstanding. The rate of voluntary prepayments and the amount and timing of net credit losses affect the Company’s yield on retained regular and residual REMIC interests and the fair value of such interests and of servicing contracts and guarantee liabilities in periods subsequent to the securitization; the actual rate of voluntary prepayments and net credit losses typically varies over the life of each transaction and from transaction to transaction. If over time the Company’s prepayment and credit loss experience is more favorable than that assumed, the Company’s yield on its REMIC residual interests will be enhanced. If experience is worse than assumed, then impairment charges could result. The yield to maturity of regular REMIC interests may be influenced by prepayment rates and net credit losses, but is less likely to be influenced by such factors because cash distributions on regular REMIC interests are senior to distributions on residual REMIC interests.

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

Reserve for credit losses

The Company maintains reserves for estimated credit losses on loans held for investment, on loans warehoused prior to securitization and on loans sold to third parties with full or limited recourse. The Company provides for losses in amounts necessary to maintain the reserves at amounts the Company believes are sufficient to provide for probable losses based upon the Company’s historical loss experience, current economic conditions and an assessment of current portfolio performance measures.

Insurance underwriting

The Company previously operated a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies were deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses were recorded as insured events occur. Policy acquisition costs, which consist principally of sales commissions and ceding fees, were deferred and amortized over the terms of the contracts.

The Company estimated liabilities for reported unpaid insurance claims, which are reflected at undiscounted amounts, based upon reports from adjusters with respect to adjusted claims and based on historical average costs per claim for similar claims with respect to unadjusted claims. Adjustment expenses were accrued based on contractual rates with the ceding company. The ceding company, using a development factor that reflects historical average costs per claim and historical reporting lag trends, estimated liabilities for claims incurred but not reported. The Company did not consider anticipated investment income in determining whether premium deficiencies existed. The Company accounted for catastrophe reinsurance ceded in accordance with Emerging Issues Task Force Issue No. 93-6, “Accounting for Multi-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.”

As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by February 28, 2003, subject to regulatory approval.

Effective November 1, 2002 the Company receives commissions from its insurance operations at a lower administrative cost and without the need for credit support. Additionally the Company may participate in incremental commissions based on favorable loss experience. Commissions are recognized as income at the time the policy is written.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2002 compared to three months ended December 31, 2001

     The following table summarizes certain statistics for the quarters ended December 31, 2002 and 2001:

	2002	2001

Retail sales (in millions)	$96.4	$131.7
Wholesale sales (in millions)	$81.0	$97.3
Total sales (in millions)	$177.4	$229.0
Gross profit % — consolidated	12.4%	22.9%
New single-section homes sold — retail	457	590
New multi-section homes sold — retail	1,620	1,856
Used homes sold — retail	201	235
New single-section homes sold — wholesale	306	689
New multi-section homes sold — wholesale	1,823	2,166
Average new single-section sales price — retail	$23,900	$31,600
Average new single-section sales price — retail, excluding bulk sales	$33,800	$31,600
Average new multi-section sales price — retail	$51,400	$59,000
Average new multi-section sales price — retail, excluding bulk sales	$58,800	$59,000
Average new single-section sales price — wholesale	$20,700	$19,100
Average new multi-section sales price — wholesale	$40,900	$38,800
Weighted average retail sales centers open during the period	207	258

Net sales

The Company’s retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, as well as a reduction in the number of open sales centers during the quarter ended December 31, 2002. The Company also experienced a disruption in its business due to its Chapter 11 filing in mid-November, although the Company is not able to quantify the effect of such disruption. Retail sales dollar volume decreased 27%, reflecting a 15% decrease in new unit volume principally as a result of the Company operating fewer sales centers at December 31, 2002 as compared to the same quarter last year. In addition, the average new unit sales prices of single-section and multi-section homes decreased 24% and 13%, respectively. Average retail sales prices on single-section and multi-section homes decreased as a result of sales price reductions taken to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices on single-section and multi-section homes were $33,800 and $58,800, respectively. Multi-section homes accounted for 78% of retail new unit sales compared to 76% in the quarter ended December 31, 2001.

During the quarters ended December 31, 2002 and 2001 the Company opened no new sales centers. The Company closed 35 sales centers during the quarter ended December 31, 2002. As part of its operational restructuring, the Company announced on November 14, 2002 the closure of approximately 75 sales centers, principally in the Deep South, Tennessee and Texas markets. In addition, the Company had previously announced on October 4, 2002 the closure of approximately 40 sales centers. Substantially all of these retail locations will be closed by March 31, 2003. Following these closures, the Company will operate approximately 120 retail sales centers. During the quarter ended December 31, 2001 the Company closed 45 sales centers and converted three sales centers to centers that exclusively market repossessed homes. These closures resulted principally from the Company’s restructuring plan announced in the fourth quarter of 2001. At December 31, 2002 the Company had 189 retail sales centers open compared to 251 open at December 31, 2001. Total new retail sales dollars at sales centers open more than one year decreased 14% during the quarter ended December 31, 2002. At December 31, 2002 the Company operated ten sales centers that exclusively market repossessed homes compared to 38 at December 31, 2001.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 17%, reflecting a 25% decrease in unit volume. The decline in unit volume results principally from the closure of five manufacturing plants servicing wholesale dealers in certain areas of the country, as well as a disruption in business due to the Chapter 11 filing. This decrease was partially offset by an increase in the average new unit sales price of single-section and multi-section homes of 8% and 5%, respectively.

Gross profit

Consolidated gross profit margin decreased from 22.9% in the quarter ended December 31, 2001 to 12.4% in the quarter ended December 31, 2002. This decrease resulted principally from reduced margins on sales of inventory to customers at closing sales centers, the bulk sale of retail inventory at wholesale prices to other manufactured housing dealers and a writedown to estimated lower of cost or market of $8.5 million on inventory remaining at closing retail sales centers and manufacturing plants at December 31, 2002. In addition, wholesale sales increased from 42% of total sales in 2001 to 46% in 2002. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

	Three months ended
	December 31,

(in thousands)	2002	2001

Interest income	$5,151	$3,381
Servicing fees	13,360	12,440
REMIC residual income	405	1,547
Gains (losses) on securities sold and loans sold or held for sale:
Gain on sale of securities and loans	—	5,258
Valuation (provision) reversal on loans held for sale	(48,683)	—

	(48,683)	5,258

Impairment and valuation provisions	(16,425)	55
Other	812	569

	$(45,380)	$23,250

The increase in interest income reflects higher average outstanding balances of loans held for sale in the warehouse prior to securitization. The higher average warehouse balances resulted principally from the timing of securitizations, as the Company did not complete a securitization during the quarter ended December 31, 2002. This increase was offset by slightly lower yields on loans in the warehouse.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of an increase in servicing liability amortization. The increase was partially offset by lower overall servicing cash flows from the Company’s securitizations. The timing and amount of servicing cash flows may vary based on the overall performance of loans in the securitizations and the number of repossessions liquidated. In some instances, however, certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company did not record revenues or receivables for these shortfalls because historically the Company’s right to receive servicing fees generally was subordinate to the holders of regular REMIC interests.

On December 31, 2002 the Court entered an order authorizing Oakwood Acceptance Corporation, LLC (“OAC”) to 1) effectively assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“OSHC”), a newly created limited purpose wholly-owned subsidiary of OAC and 2) enter into and perform under a subservicing agreement with OSHC. Under this structure, OSHC has become the “Servicer” of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, OAC’s servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts.

In addition, the elevation of OAC’s servicing fees to a senior position should result in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay security holders in the REMIC trusts, the Company expects its obligations under guarantees of certain subordinated REMIC securities to increase substantially. While the effects of the elevation of the servicing fee priority on the Company’s guarantee obligations are fully reflected in the consolidated financial statements, the offsetting effects of the increased servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the consolidated financial statements. See Note 8 to the consolidated financial statements.

The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of increased liquidations of repossessions.

The gain on sale of securities and loans during the quarter ended December 31, 2001 reflected the securitization of $172 million of installment sale contracts and mortgage loans. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized. There were no securitizations during the quarter ended December 31, 2002.

The Company recorded a charge of $48.7 million to reduce the carrying value of loans held for sale to a lower of cost or market basis at December 31, 2002. The adjustment reflects anticipated securitization terms that are less favorable than those of prior periods.

Impairment and valuation provisions are summarized as follows:

	Three months ended
	December 31,

(in thousands)	2002	2001

Impairment writedowns of regular REMIC interests	$367	$—
Valuation allowances on servicing contracts	2,100	—
Additional provision for (amortization of) potential guarantee obligations on REMIC securities sold	13,958	(55)

	$16,425	$(55)

These impairment and valuation provisions of $16.4 million generally resulted from changes in the Company’s estimates of net credit losses on securitized loans. During June 2002 the Company decided to substantially curtail its loan assumption program, which was implemented during 2001. The elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, has, and will continue to, require the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. As a result of this decision, the Company expects future net credit losses to increase, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold. This decrease in recovery rates was projected to be most significant in the near-term, reflecting the Company’s current disposition plan, the weakened economy and the industry’s current oversupply of repossessed homes. Downward adjustments to assumed recovery rates were less substantial for later periods.

As further described in the Company’s Annual Report on Form 10-K, the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the net credit losses assumption which includes estimates of the timing, frequency and severity of loan defaults. At December 31, 2002 the aggregate valuation of retained interests was a net liability of $278.1 million, reflecting guarantee obligations on certain of the REMIC securities. The effect of a 10% adverse change in the net credit losses assumption at December 31, 2002 would increase the net liability by approximately $16.1 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

The Company believes that its historical loss experience has been favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. As previously discussed, during June 2002 the Company decided to substantially curtail the loan assumption program as a result of the significant expense associated with the program and the negative effect it was having on liquidity. The Company converted the majority of assumption units to repossession status. The expenses associated with this program, which are reflected in the provision for losses on credit sales in the Consolidated Statement of Operations, amounted to $10.2 million for the quarter ended December 31, 2001. There were no loan assumption expenses during the quarter ended December 31, 2002.

For the quarter ended December 31, 2002 total credit losses (including expenses associated with the loan assumption program) on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 7.10% on an annualized basis of the average principal balance of the related loans, compared to approximately 2.30% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The increase in the charge-off ratio at December 31, 2002 compared to December 31, 2001 is principally related to a decrease in recovery rates, and thus an increase in losses, on repossessions sold through the wholesale distribution channel. As discussed above, the elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, has required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. At December 31, 2002 the Company had a total of 7,949 unsold properties in repossession or foreclosure, including former pending assumption or equity transfer units that were converted to repossession status at June 30, 2002, (approximately 6.02% of the total number of serviced assets) compared to 7,063, 6,734 and 5,940 (including pending assumption or equity units) at

September 30, 2002, December 31, 2001 and September 30, 2001, respectively (approximately 5.27%, 5.02% and 4.43%, respectively, of the total number of serviced assets).

At December 31, 2002 the delinquency rate on Company serviced assets was 6.2% compared to 5.4% at September 30, 2002 and 6.7% at December 31, 2001. Higher delinquency levels may result in increased repossessions and loan assumptions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company’s captive reinsurance business decreased 37% to $4.8 million in the quarter ended December 31, 2002 from $7.6 million in the quarter ended December 31, 2001, primarily due to the voluntary liquidation of its reinsurance business as discussed below.

As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by February 28, 2003, subject to regulatory approval.

Effective November 1, 2002 the Company receives commissions from its insurance operations at a lower administrative cost and without the need for credit support. Additionally the Company may participate in incremental commissions based on favorable loss experience. Management believes this arrangement will reduce the volatility of the Company’s earnings by lowering its underwriting exposure to natural disasters such as hurricanes and floods, while at the same time allowing the Company to participate in additional profit streams in the event of favorable loss experience. This arrangement also reduces the capital requirements associated with the insurance operations.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $9.3 million, or 14%, during the quarter ended December 31, 2002 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses increased to 31.2% in the quarter ended December 31, 2002 from 28.2% in the quarter ended December 31, 2001. The increase is primarily due to higher operating costs at sales centers in the process of closing, combined with a lower sales base over which to spread the Company’s fixed portion of distribution and overhead costs.

Consumer finance operating expenses

Consumer finance operating expense increased 4% during the quarter ended December 31, 2002 principally as a result of increased headcount.

Insurance operating expenses

Insurance operating costs decreased 34% during the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 principally as a result of the Company’s decision to cease its reinsurance business operations as discussed above.

Restructuring charges

The following table sets forth the activity in each component of the Company’s restructuring reserve (in thousands):

	Severance	Plant, sales
	and other	center and
	termination	office	Asset
	charges	closings	write-downs	Total

Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance 9/30/99	5,643	7,243	—	12,886

Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)

Balance 9/30/00	759	1,052	—	1,811

Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)
Reversal of 1999 restructuring charges	(30)	(45)	—	(75)

Balance 9/30/01	681	4,197	—	4,878

Payments and balance sheet charges	(145)	(743)	—	(888)

Balance 12/31/01	536	3,454	—	3,990

Payments and balance sheet charges	(50)	(593)	412	(231)
Reversal of 2001 restructuring charges	(486)	(1,173)	(412)	(2,071)

Balance 3/31/02	—	1,688	—	1,688

Payments and balance sheet charges	—	(505)	—	(505)

Balance 6/30/02	—	1,183	—	1,183

Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)
Reversal of restructuring charges	—	(175)	—	(175)

Balance 9/30/02	—	2,909	—	2,909

Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance 12/31/02	$—	$9,021	$—	$9,021

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

As previously discussed, on November 15, 2002 the Debtors filed for reorganization under Chapter 11 of the Bankruptcy Code. As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.1 million in restructuring charges during the quarter ended December 31, 2002.

Of the $9.0 million remaining in the restructuring reserve at December 31, 2002, approximately $741,000 and $1.9 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at December 31, 2002 unless such amounts are set aside by the Court during the bankruptcy proceedings.

During the execution of the Company’s restructuring plans, approximately 4,400 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,450 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

Asset impairment charges

During the quarter ended December 31, 2002 the Company recorded asset impairment charges of $13.8 million to write down closed manufacturing facilities held for sale to their appraised values.

Provision for losses on credit sales

The provision for losses on credit sales decreased from $11.4 million for the quarter ended December 31, 2001 to $3.0 million for the quarter ended December 31, 2002, primarily due to the loan assumption expenses incurred in 2001. As previously discussed, the Company substantially curtailed its loan assumption program in June 2002.

Interest expense

Interest expense for the quarter ended December 31, 2002 decreased $301,000, or 3%, from the first quarter of 2002. Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $3.0 million of contractually stated interest was not recorded as interest expense during the quarter ended December 31, 2002. This decrease was offset by an increase in interest on short-term borrowings due principally to higher average balances outstanding during the quarter ended December 31, 2002.

Reorganization items

Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described in the “Consumer finance revenues” section above, during the quarter ended December 31, 2002, the Court approved an order that effectively elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed into income impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal into income amounted to $75.1 million. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company may be required to pay under the guarantees. The proposed plan of reorganization described earlier calls for the conversion of the guarantee liabilities into the Company’s post restructuring common shares. Professional fees include financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

For the three months ended December 31, 2001 the Company recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company’s federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

Despite recording a net loss for the quarter ended December 31, 2002, no income tax benefit was recorded. Because the Company has operated at a loss in its four most recent fiscal years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of FAS 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Additionally, the Company’s bankruptcy filing and resulting proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards.

Liquidity and Capital Resources

For the quarters ended December 31, 2002 and 2001 the Company reported net losses of $307.6 million and $10.0 million.

These financial results reflect the difficult business conditions within the manufactured housing industry including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. In addition to the industry and economic factors described above, the Company’s loans originated in 2000 and before continued to perform poorly during 2002 and the manufactured housing asset-backed securities market, into which the Company sells its loans, deteriorated further. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, resulted in the Company’s loan servicing income being substantially eliminated. These factors also increased the payments the Company would be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. The Company also undertook several restructurings of its operations during this period as described in Note 7 to the Consolidated Financial Statements. As a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Company filed for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business.

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

On November 27, 2002 the Debtors entered into a Senior Secured, First Priority Debtor-in-Possession Loan and Security Agreement (the “Interim DIP Agreement”) with Foothill Capital Corporation, Textron Financial Corporation and The CIT Group/Business Credit, Inc., pursuant to which such lenders agreed to provide the Company with up to $25 million in interim debtor-in-possession financing. Borrowings under the Interim DIP Agreement bore interest at prime plus 3.5% and were secured by a first priority lien on substantially all of the Company’s assets. The Interim DIP Agreement matured on December 31, 2002. All borrowings under the Interim DIP Agreement were subsequently repaid on January 28, 2003.

On December 31, 2002 the Court approved the DIP Facility and on January 28, 2003 the Debtors closed the Tranche A Revolving Loan of the DIP Facility. Borrowings under the Tranche A Revolving Loan bear interest at the greater of (a) LIBOR plus 5% or (b) 9.5% and are secured by a first priority lien on substantially all of the Debtors’ assets. Such borrowings have been used primarily to support outstanding letters of credit of $38 million, to repay amounts outstanding under the Company’s previous $65 million revolving credit facility and the Interim DIP Agreement and will be used to provide additional borrowing capacity while the Debtors complete their reorganization.

The Tranche A Revolving Loan terminates on the earliest of (a) October 15, 2003, (b) the date of substantial consummation of a plan of reorganization as confirmed by an order of the Court, (c) the sale of a material part of any Debtor’s assets, (d) the date of the conversion of the bankruptcy case of any of the Debtors to a case under Chapter 7 of the federal bankruptcy laws, (e) the date of the dismissal of the Chapter 11 case of any of the Debtors or (f) the earlier of the date on which (i) all of the loans under the Tranche A Revolving Loan become due and payable or (ii) all of the loans under the Tranche A Revolving Loan are paid in full and the Tranche A Revolving Loan is terminated.

The Debtors believe that the $75 million Tranche B Servicing Advance Loan will be finalized by the end of February 2003; however, there can be no assurances that it will be completed. Should the Debtors be unable to finalize the Tranche B Servicing Advance Loan it is unlikely that they would be able to commence making servicing advances to the various REMIC securitization trusts. The failure to make such servicing advances constitutes an event of default under the Company’s pooling and servicing agreements.

The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization.

On December 31, 2002 the Court entered an order authorizing Oakwood Acceptance Corporation, LLC (“OAC”) to 1) effectively assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“OSHC”), a newly created limited purpose wholly-owned subsidiary of OAC and 2) enter into and perform under a subservicing agreement with OSHC. Under this structure, OSHC has become the “Servicer” of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, OAC’s servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. In addition, the elevation of OAC’s servicing fees to a senior position should result in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay security holders in the REMIC trusts, the Company expects its obligations under guarantees of certain subordinated REMIC securities to increase substantially. While the effects of the elevation of the servicing fee priority on the Company’s guarantee obligations are fully reflected in the consolidated financial statements, the offsetting effects of the increased servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the consolidated financial statements. See Note 8 to the consolidated financial statements.

The Company believes that borrowings under these facilities, (if and when they are finalized and subject to continued availability) coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as expected operating cash flow (including increased servicing fee cash flow described above), will be sufficient to meet its obligations and to execute its business plan throughout the bankruptcy proceedings. The Company also received in December 2002 an income tax refund for 2002 approximating $26 million. Should the Company be unable to access sufficient capital to fund its operations, its ability to reorganize itself would be materially adversely affected.

The retail financing of sales of the Company’s products is an integral part of the Company’s integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. The Company expects to engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations. Should the Company’s ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties. The Company’s inability to find alternative sources of funding would have a materially adverse impact on the Company’s liquidity, operations and reorganization plan. In order for the Company to comply with certain provisions of the DIP Agreement, it must complete a securitization or whole loan sale by February 28, 2003.

The Company, from time to time, has retained certain subordinated securities from its securitizations. At December 31, 2002 the Company had retained such subordinated asset-backed securities having a carrying value of $11.5 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact the Company’s liquidity and operations.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. As part of the Company’s operational restructuring plan announced November 15, 2002, five of its 19 plants were closed, along with the loan origination operations in Texas. By December 31, 2002 the Company had ceased production at these five manufacturing facilities.

In addition, the Company announced that it plans to close an additional 75 sales centers, located principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations will be closed by March 31, 2003. Following these closures, the Company will operate approximately 120 retail sales centers.

On November 15, 2002 the New York Stock Exchange, Inc. (“NYSE”) suspended trading in the Company’s common stock. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002.

The Company estimates that in 2003 capital expenditures will approximate $6 million comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

During the quarter ended December 31, 2002 the Company decreased inventories by $26 million, net of inventory reserves, principally due to the closing of underperforming retail sales centers under its operational restructuring plan.

The increase in loans and investments from September 30, 2002 principally reflects an increase in loans held for sale from $150 million at September 30, 2002 to $250 million at December 31, 2002. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization transactions affect the amount of loans held for sale at any point in time. There were no securitizations during the quarter ended December 31, 2002.

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. These statements include, among others, statements relating to the Company’s expectation that future net credit losses will increase, particularly in the near-to-mid term; management’s belief that difficult competitive and economic conditions may continue for the foreseeable future, making it inappropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid; the Company’s expectation that it will be able to access sufficient working capital to fund its operations while in bankruptcy proceedings; the Company’s belief that it will be able to continue to generate liquidity through its securitization program or through whole loan sales; the Company’s expectation that it will finalize the DIP Facility; the Company’s belief that the Tranche B Servicing Advance Loan will be finalized in February 2003; the Company’s belief that it will successfully emerge from its Chapter 11 reorganization as a going concern; the Company’s expectation that it will continue to operate in the ordinary course of business during the Chapter 11 reorganization; the Company’s belief that borrowings under credit facilities and access to the asset-backed securitization market and/or whole loan sales will be sufficient for the Company to meet its obligations and execute its business plan throughout the bankruptcy proceedings; the Company’s belief that the Company’s common stock will likely be substantially or completely diluted or cancelled under the reorganization plan and that the claims of the Company’s unsecured creditors, including senior notes and REMIC guarantee obligations, will be converted to equity; and the Company’s estimate that it may spend $6 million on capital expenditures in fiscal 2003.

These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its operations; the Company may not be able to securitize its loans or otherwise obtain capital to finance its retail sales and financing activities; it may recognize special charges or experience increased costs in connection with its securitization or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; the Company may recognize significant expenses or charges associated with the reorganization; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of underperforming sales centers); adverse changes in government regulations applicable to its business could negatively impact the Company; it could suffer losses resulting from litigation (including shareholder class actions or other class action suits); the Company could experience increased credit losses or higher delinquency rates on loans originated; negative changes in general economic conditions in markets could adversely impact the Company; it could lose the services of key management personnel; and any other factors that generally affect companies in its lines of business could also adversely impact the Company.

In addition, the views of the Company are subject to certain risks related to the Chapter 11 bankruptcy proceedings, including the Company may not be able to continue as a going concern; the Company’s debtor-in-possession and other financing activities may not be finalized, may be terminated or otherwise may not be available for borrowing; the Company may not be able to finalize its Trance B Servicing Advance Loan when anticipated or at all; the Company may not be able to securitize the loans that it originates or otherwise finance its loan origination activities; the Company may be unable to complete the DIP Financing and such failure would constitute an event of default under the Company’s existing $200 million loan purchase facility and its servicing contracts; the Company may not be able to obtain the Court’s approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company may not be able to develop, prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; third parties may seek and obtain court approval to terminate or shorten the exclusivity period that the Company has to propose and confirm one or more plans of reorganization; the Company may not be able to obtain and maintain normal terms with vendors and service providers; the Company may not be able to maintain contracts that are critical to its operations and the Chapter 11 cases may have an adverse impact on the Company’s liquidity or results of operations.

Should the Company’s underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The Company maintains a set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective.

Subsequent to the Company’s evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC,” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep” and “FTC” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. As of February 12, 2003 an order of class certification had not been entered by the trial court. If such an order is entered, it will be appealed. The Company has filed a notice to move the case from Saline County, Arkansas to a federal court and intends to vigorously defend this case. This litigation was stayed by operation of the Bankruptcy Code.

In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 3. Defaults on Senior Securities

By filing a petition for reorganization in the Bankruptcy Court, the Company defaulted under the terms of the Indenture by and between the Company and The First National Bank of Chicago, with respect to its $125,000,000 7 7/8% Senior Notes due 2004 and its $175,000,000 8 1/8% Senior Notes due 2009. The original principal amount outstanding under such notes on November 15, 2002 was $299.6 million.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

4	Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

b)	Reports on Form 8-K

On November 18, 2002 the Company filed a Current Report on Form 8-K reporting pursuant to Item 5 thereof that the Company and certain of its subsidiaries (collectively, the “Debtor”) filed a voluntary petition for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. The Company also reported that the Debtor had reached a non-binding agreement in principle relating to the Debtor’s financial restructuring with creditors representing approximately 39% of the Company’s senior unsecured debt and REMIC guarantee obligations. In addition, the Company reported that the New York Stock Exchange, Inc. (“NYSE”) announced that it had determined that the Company’s common stock should be suspended from trading on the NYSE immediately and that application to the Securities and Exchange Commission to delist the Company’s common stock is pending the complete of applicable procedures.

On November 26, 2002 the Company filed a Current Report on Form 8-K reporting that it had reached agreements in principle relating to proposed debtor-in-possession (“DIP”) financing facilities totaling up to $415 million.

On December 9, 2002 the Company filed a Current Report on Form 8-K reporting that it had entered into a Senior Secured, First Priority Debtor-in-Possession Loan and Security Agreement (the “Agreement”) to provide the Company with up to $25.0 million in debtor-in-possession financing.

Items 2, 4 and 5 are not applicable and are omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2003

OAKWOOD HOMES CORPORATION

	BY:	/s/ Suzanne H. Wood

Suzanne H. Wood
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Myles E. Standish, the Chief Executive Officer and President of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oakwood Homes Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003.

/s/ Myles E. Standish

Myles E. Standish
Chief Executive Officer and President

I, Suzanne H. Wood, the Chief Financial Officer of the Company, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Oakwood Homes Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003.

/s/ Suzanne H. Wood

Suzanne H. Wood
Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

EXHIBITS

ITEM 6(a)

FORM 10-Q

QUARTERLY REPORT

For the quarter ended	Commission File Number
December 31, 2002	1-7444

OAKWOOD HOMES CORPORATION
EXHIBIT INDEX

Exhibit No.	Exhibit Description

4	Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by our Chief Financial Officer