Form 10-Q
period 2003-03-31
OAKWOOD HOMES CORP
filed 2003-05-15
CIK 73609

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003 or
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  (X)  No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  )  No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock as of April 30, 2003.

Common Stock, Par Value $.50 Per Share . . . . . . . 9,537,485

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately. The ability of the Company to continue as a going concern is subject to numerous risks and uncertainties and is predicated upon, among other things, the confirmation of a reorganization plan, the ability to generate cash flows from operations and the ability to obtain financing sources sufficient to satisfy the Company’s future obligations and meet current operating needs, including continued access to the asset-backed securities or whole loan sales markets. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

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

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands except per share data)

	Three months ended
	March 31,

	2003	2002

Revenues
Net sales	$159,877	$205,081
Financial services
Consumer finance, net of impairment and valuation provisions	(57,128)	11,420
Insurance	1,352	7,348

	(55,776)	18,768
Other income	3,561	1,641

Total revenues	107,662	225,490

Costs and expenses
Cost of sales	126,009	154,948
Selling, general and administrative expenses	42,080	63,168
Financial services operating expenses
Consumer finance	10,822	13,392
Insurance	384	3,123

	11,206	16,515
Restructuring charges (reversals)	(119)	(2,071)
Asset impairment charges	740	—
Provision for losses on credit sales	2,258	25,007
Interest expense	12,545	9,863

Total costs and expenses	194,719	267,430

Loss before reorganzation items and income taxes	(87,057)	(41,940)
Reorganization items (Note 8)
Recapture of servicing impairment	12,740	—
Impairment of guarantee liabilities	—	—
Impairment of regular REMIC interest	—	—
Professional fees	(6,715)	—

	6,025	—

Loss before income taxes	(81,032)	(41,940)
Provision for income taxes	—	(72,229)

Net income (loss)	$(81,032)	$30,289

Net income (loss) per share:
Basic	$(8.50)	$3.19
Diluted	$(8.50)	$3.16
Weighted average number of common shares outstanding
Basic	9,530	9,493
Diluted	9,530	9,578

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
(in thousands except per share data)

	Six months ended
	March 31,

	2003	2002

Revenues
Net sales	$337,297	$434,060
Financial services revenues
Consumer finance, net of impairment and valuation provisions	(102,508)	34,670
Insurance	6,145	14,974

	(96,363)	49,644
Other income	4,651	3,790

Total revenues	245,585	487,494

Costs and expenses
Cost of sales	281,454	331,564
Selling, general and administrative expenses	97,360	127,772
Financial services operating expenses
Consumer finance	24,753	26,733
Insurance	2,391	6,172

	27,144	32,905
Restructuring charges (reversals)	23,008	(2,071)
Asset impairment charges	14,554	—
Provision for losses on credit sales	5,266	36,412
Interest expense	22,313	19,330

Total costs and expenses	471,099	545,912

Loss before reorganzation items and income taxes	(225,514)	(58,418)
Reorganization items (Note 8)
Recapture of servicing impairment	87,790	—
Impairment of guarantee liabilities	(235,776)	—
Impairment of regular REMIC interest	(1,209)	—
Professional fees	(13,873)	—

	(163,068)	—

Loss before income taxes	(388,582)	(58,418)
Provision for income taxes	—	(78,729)

Net income (loss)	$(388,582)	$20,311

Net income (loss) per share:
Basic	$(40.78)	$2.14
Diluted	$(40.78)	$2.13
Weighted average number of common shares outstanding
Basic	9,529	9,478
Diluted	9,529	9,520

     See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(in thousands)

	Three months ended		Six months ended
	March 31,		March 31,

	2003	2002	2003	2002

Net income (loss)	$(81,032)	$30,289	$(388,582)	$20,311
Unrealized gains (losses) on securities available for sale	(74)	(928)	(1,616)	4,116

Comprehensive income (loss)	$(81,106)	$29,361	$(390,198)	$24,427

     See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(in thousands except share and per share data)

	March 31,	September 30,
	2003	2002

ASSETS
Cash and cash equivalents	$32,623	$20,107
Loans and investments	126,697	175,865
Other receivables	121,829	158,707
Inventories
Manufactured homes	98,438	133,687
Work-in-process, materials and supplies	25,915	32,123
Land/homes under development	12,329	12,485

	136,682	178,295
Properties and facilities	136,193	177,212
Other assets	153,817	50,262

	$707,841	$760,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise
Short-term borrowings	$166,536	$59,000
Notes and bonds payable	—	309,167
Accounts payable and accrued liabilities	130,598	251,167
Insurance reserves and unearned premiums	66	16,274
Deferred income taxes	6,169	6,169
Other long-term obligations	—	77,374

	303,369	719,151
Liabilities subject to compromise
Notes and bonds payable	308,993	—
Accounts payable and accrued liabilities	69,292	—
Other long-term obligations	375,073	—

	753,358	—
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit)
Common stock, $.50 par value; 100,000,000 shares authorized; 9,537,000 and 9,537,000 shares issued and outstanding	4,769	4,769
Additional paid-in capital	199,857	199,857
Accumulated deficit	(553,135)	(164,554)

	(348,509)	40,072
Accumulated other comprehensive income (loss)	(338)	1,278
Unearned compensation	(39)	(53)

	(348,886)	41,297

	$707,841	$760,448

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six months ended
	March 31,

	2003	2002

Operating activities
Net income (loss)	$(388,582)	$20,311
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation and amortization	14,001	16,484
Provision for losses on credit sales, net of charge-offs	3,277	1,100
(Gains) losses on securities sold and loans sold or held for sale	71,740	(3,318)
Impairment and valuation provisions	71,083	1,114
Excess of cash received over REMIC residual income recognized (income recognized over cash received)	(707)	2,148
Non-cash restructuring charges (reversals)	16,380	(2,071)
Non-cash asset impairment charges	14,554	—
Non-cash reorganization costs	149,195
Other	(1,858)	(3,550)
Changes in assets and liabilities
Other receivables	37,158	(61,219)
Inventories	41,257	21,740
Deferred insurance policy acquisition costs	3,894	694
Other assets	(86,716)	516
Accounts payable and accrued liabilities	11,931	(32,297)
Insurance reserves and unearned premiums	(16,208)	(2,069)
Other long-term obligations	(495)	(189)

Cash used by operations	(60,096)	(40,606)
Loans originated	(247,282)	(354,372)
Sale of loans	198,216	381,427
Principal receipts on loans	12,684	7,363

Cash used by operating activities	(96,478)	(6,188)

Investing activities
Acquisition of properties and facilities, net of asset disposals	1,652	(4,939)

Cash provided (used) by investing activities	1,652	(4,939)

Financing activities
Net borrowings (repayments) on short-term credit facilities	107,536	(6,500)
Payments on notes and bonds	(194)	(735)
Proceeds from exercise of stock options	—	8

Cash provided (used) by financing activities	107,342	(7,227)

Net increase (decrease) in cash and cash equivalents	12,516	(18,354)
Cash and cash equivalents
Beginning of period	20,107	44,246

End of period	$32,623	$25,892

See accompanying notes to the consolidated financial statements.

OAKWOOD HOMES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(Unaudited)

1.	The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately in Note 8. The unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, except as described above, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

Unless otherwise indicated, all references to annual periods refer to fiscal years ended September 30. On April 22, 2003 the Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30. The audited financial statements for the nine month transition period from October 1, 2002 to June 30, 2003 will be reported in a Form 10-K.

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

As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these and other previously announced closings, the Company recorded approximately $23.0 million in restructuring charges and $14.6 million in other asset impairment charges during the six months ended March 31, 2003 to reflect certain changes in the Company’s asset disposition strategy. In addition, during the quarter ended December 31, 2002 the Company recorded a charge to cost of sales of approximately $8.5 million to write down inventory at closing sales centers and manufacturing plants to an estimated lower of cost or market value. Following these closures which will be completed in the quarter ending June 30, 2003, the Company will operate approximately 120 retail sales centers and 14 manufacturing plants. At March 31, 2003 the Company held for sale 15 manufacturing facilities with a net book value of $16.9 million.

On November 15, 2002 the New York Stock Exchange, Inc. (the “NYSE”) suspended trading in the Company’s common stock. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002.

On November 23, 2002 the Debtors reached an agreement in principle with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The DIP Facility included an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”).

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

On December 31, 2002 the Court approved the DIP Facility and on January 28, 2003 the Debtors closed the Tranche A Revolving Loan of the DIP Facility. Borrowings under the Tranche A Revolving Loan bear interest at the greater of (a) LIBOR plus 5% or (b) 9.5% and are secured by a priority lien on substantially all of the Debtors’ assets. Such borrowings have been used primarily to support outstanding letters of credit of $39 million, to repay amounts outstanding under the Company’s previous $65 million revolving credit facility and the Interim DIP Agreement and will be used to provide additional borrowing capacity while the Debtors complete their reorganization.

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

In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to provide up to $75 million of revolving funding for qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the expiration of the facility in October 2003. A summary of the funding status of OAR II at March 31, 2003 is as follows:

Receivables sold to OAR II	14,337
Discount	(1,294)

Collateral value of receivables	13,043
Cash available for purchase of additional receivables ([reflected as/included in] other assets)	38,493

Total amount borrowed under facility (included in short-term borrowings)	51,536
Additional funding capacity	23,464

Total facility size	$75,000

Because OAR II is not a qualifying special purpose entity under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125,” receivables sold to OAR II continue to be recognized as assets of the Company and borrowings by OAR II are reflected as short-term borrowings in the accompanying Consolidated Balance Sheet.

The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization.

In December 2002 and January 2003 the Court entered orders authorizing Oakwood Acceptance Corporation, LLC (“OAC”) to 1) effectively assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“OSHC”), a newly created limited purpose wholly-owned subsidiary of OAC and 2) enter into and perform under a subservicing agreement with OSHC. Under this structure, OSHC has become the “Servicer” of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, OAC’s servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. In addition, the elevation of OAC’s servicing fees to a senior position should result in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay security holders in the REMIC trusts, the Company expects its obligations under guarantees of certain subordinated REMIC securities to increase substantially. While the effects of the elevation of the servicing fee priority on the Company’s guarantee obligations are fully reflected in the consolidated financial statements, the offsetting effects of the increased servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the consolidated financial statements. See Note 8.

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

On January 31, 2003 the Debtors filed with the Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors on the Petition Date, subject to the assumptions contained in certain notes filed in connection therewith. All of the schedules and statements are subject to further amendment or modification. The Bankruptcy Code provides for a claims reconciliation and resolution process. The bar date for filing claims was March 27, 2003. As the ultimate number and amount of allowed claims is not presently known, and because any settlement terms of such allowed claims are subject to a confirmed plan of reorganization, the ultimate distribution, if any, with respect to allowed claims is not presently ascertainable.

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

3.	The components of loans and investments are as follows:

	March 31,	September 30,
(in thousands)	2003	2002

Loans held for sale	$112,109	$149,901
Loans held for investment	2,484	3,177
Less: reserve for uncollectible loans receivable	(8,695)	(5,333)

Total loans receivable	105,898	147,745

Retained interests in REMIC securitizations available for sale, exclusive of loan servicing assets and liabilities, at fair value
Regular interests	7,111	13,810
Residual interests	13,688	14,310

Total retained REMIC interests, at fair value (amortized cost of $17,355 and $19,847)	20,799	28,120

	$126,697	$175,865

4.	The following table summarizes the transactions in the reserve for credit losses.

	Three months ended		Six months ended
	March 31,		March 31,

(in thousands)	2003	2002	2003	2002

Balance at beginning of period	$2,757	$6,305	$5,515	$3,399
Provision for losses on credit sales	2,258	25,007	5,266	36,412
Losses charged to the reserve and other	3,777	(26,813)	(1,989)	(35,312)

Balance at end of period	$8,792	$4,499	$8,792	$4,499

The provision for losses on credit sales and losses charged to the reserve in 2002 principally reflect costs associated with the Company’s loan assumption program. The Company increasingly made use of this program from its inception in the second quarter of 2001 through the third quarter of 2002 when the Company decided to substantially curtail its use of the program.

The reserve for credit losses is reflected in the Consolidated Balance Sheet as follows:

	March 31,	September 30,
(in thousands)	2003	2002

Reserve for uncollectible receivables (included in loans and investments)	$8,695	$5,333
Reserve for contingent liabilities (included in accounts payable and accrued liabilities)	97	182

	$8,792	$5,515

5.	The Company’s retained interests in securitizations are set forth below.

	March 31,	September 30,
	2003	2002

	(in thousands)
Regular interests	$7,111	$13,810
Residual interests	13,688	14,310
Net servicing assets (liabilities)	29,553	(55,741)
Guarantee liabilities	(373,180)	(75,504)

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

The Company completed no securitizations during the six months ended March 31, 2003. See Note 15 for discussion of the whole loan sale completed during the quarter ended March 31, 2003. See Note 8 for additional information regarding servicing assets and liabilities and guarantee liabilities.

The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

	March 31,	September 30,
	2003	2002

	(in thousands)
Aggregate unpaid principal balance of loans	$4,560,074	$5,042,438

	March 31,	September 30,
	2003	2002

	(in thousands)
Weighted average interest rate of loans at period end	11.2%	11.2%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	12.9%	12.2%
Approximate remaining assumed nondiscounted credit losses as a percentage of unpaid principal balance of loans	35.5%	18.3%
Approximate weighted average interest rate used to discount assumed residual cash flows	16.0%	16.0%
Interest rate used to discount assumed servicing asset cash flows	6.9%	15.0%
Interest rate used to discount assumed servicing and guarantee liability cash flows	3.8%	3.6%

The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans, the elevation of servicing fees from a subordinated to a senior position in cash distributions from the REMIC trusts and the interaction of assumptions. All data is based on weighted averages using unpaid or original principal balances of loans.

The following table summarizes certain cash flows received from and paid to the securitization trusts during the six months ended March 31, 2003 and 2002, respectively:

	March 31,	March 31,
	2003	2002

	(in thousands)	(in thousands)
Proceeds from new securitizations	$—	$381,427
Servicing fees received	24,911	20,356
Net repayment (recovery) of principal and interest advances to trusts	(11,681)	6,155
Guarantee payments	(518)	(578)
Cash flow received on retained regular interests	1,115	736
Cash flow received on retained residual interests	185	5,202

Loans serviced by the Company and related loans past due 90 days or more at March 31, 2003, are set forth below:

	Total	Amount
	Principal	90 days or more
	Amount	Past Due

	(in thousands)
Loans held for sale	$110,485	$6,420
Securitized loans	4,560,074	350,402

Loans serviced by the Company and related loans past due 90 days or more at September 30, 2002, are set forth below:

	Total	Amount
	Principal	90 days or more
	Amount	Past Due

	(in thousands)
Loans held for sale	$147,995	$4,075
Securitized loans	5,042,438	396,109

6.	The Company provides consumer warranties against manufacturing defects in all new homes it sells. Warranty terms are either one or five years depending upon the item covered. Estimated future warranty costs are accrued at the time of sale. The following table sets forth the activity in the Company’s warranty accrual:

	Three months ended	Six months ended
(in thousands)	March 31, 2003	March 31, 2003

Balance at beginning of period	$10,765	$12,521
Provision for warranty expense	4,813	10,357
Payments of warranty obligations	(7,067)	(14,367)

Balance at end of period	$8,511	$8,511

7.	The following table sets forth the activity in each component of the Company’s restructuring reserve (in thousands):

	Severance	Plant, sales
	and other	center and
	termination	office	Asset
	charges	closings	write-downs	Total

Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance 9/30/99	5,643	7,243	—	12,886

Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)

Balance 9/30/00	759	1,052	—	1,811

Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)
Reversal of 1999 restructuring charges	(30)	(45)	—	(75)

Balance 9/30/01	681	4,197	—	4,878

Payments and balance sheet charges	(145)	(743)	—	(888)

Balance 12/31/01	536	3,454	—	3,990

Payments and balance sheet charges	(50)	(593)	412	(231)
Reversal of 2001 restructuring charges	(486)	(1,173)	(412)	(2,071)

Balance 3/31/02	—	1,688	—	1,688

Payments and balance sheet charges	—	(505)	—	(505)

Balance 6/30/02	—	1,183	—	1,183

Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)
Reversal of restructuring charges	—	(175)	—	(175)

Balance 9/30/02	—	2,909	—	2,909

Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance 12/31/02	—	9,021	—	9,021

Payments and balance sheet charges	—	(1,460)	—	(1,460)
Reversal of restructuring charges	—	(119)	—	(119)

Balance 3/31/03	$—	$7,442	$—	$7,442

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

During the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 40 underperforming retail sales centers and five centers that exclusively market repossessed inventory. The stores closed were located principally in the South and Texas, where the Company experienced poor operating results and unsatisfactory credit performance.

As discussed in Note 2, on November 15, 2002 the Debtors filed for reorganization under Chapter 11 of the Bankruptcy Code. As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.0 million in restructuring charges during the six months ended March 31, 2003.

Of the $7.4 million remaining in the restructuring reserve at March 31, 2003, approximately $800,000 and $1.6 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at March 31, 2003 unless such amounts are set aside by the Court during the bankruptcy proceedings.

During the execution of the Company’s restructuring plans, approximately 4,500 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,550 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

8.	Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described in Note 2, in December 2002 and January 2003, the Court approved orders that effectively elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed into income impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal into income amounted to $87.8 million for the six months ended March 31, 2003. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company may be required to pay under the guarantees. The proposed plan of reorganization described earlier calls for the conversion of the guarantee liabilities into the Company’s post restructuring common shares. Reorganization items for the six months ended March 31, 2003 also include professional fees of $13.9 million representing financial, legal, real estate and valuation services directly associated with the reorganization process. Cash paid for reorganization items was approximately $2.7 million and $7.5 million for the quarter and six months ended March 31, 2003, respectively.

Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $6.1 million and $9.1 million of contractually stated interest was not recorded as interest expense during the quarter and six months ended March 31, 2003, respectively.

Condensed financial information of the Debtors is set forth below:

	Three months ended	November 16, 2002 to
(unaudited) (in thousands)	March 31, 2003	March 31, 2003

Statement of Operations
Revenues
Net sales	$159,877	$238,978
Consumer finance revenues, net of impairment and valulation provisions	(38,516)	(50,329)
Other income	3,561	3,966

Total revenues	124,922	192,615

Costs and expenses
Cost of sales	126,009	204,704
Selling, general and administrative expenses	42,080	67,814
Consumer finance operating expenses	10,210	17,277
Restructuring and asset impairment charges	621	3,048
Provision for losses on credit sales	(3,832)	(2,138)
Interest expense	7,498	10,955

Total costs and expenses	182,586	301,660

Loss before reorganzation items and income taxes	(57,664)	(109,045)
Reorganization items, net	(6,715)	(246,860)

Loss before income taxes	(64,379)	(355,905)
Provision for income taxes	—	—
Equity in net income (loss) of non-filing entities	(16,653)	15,210

Net loss	$(81,032)	$(340,695)

(unaudited) (in thousands)	March 31, 2003

Balance sheet
ASSETS
Cash and cash equivalents	$27,373
Loans and investments	41,766
Other receivables	46,172
Inventories	136,682
Properties and facilities	136,193
Investment in non-filing entities	148,514
Other assets	74,077

$610,777

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities not subject to compromise
Short-term borrowings	$78,000
Accounts payable and accrued liabilities	98,311
Deferred income taxes	29,994

206,305
Liabilities subject to compromise
Notes and bonds payable	308,993
Accounts payable and accrued liabilities	69,292
Other long-term obligations	375,073

753,358
Shareholders’ equity (deficit)	(348,886)

$610,777

9.	The following table displays the derivation of the weighted average number of shares outstanding used in the computation of basic and diluted earnings per share (“EPS”):

	Three months ended		Six months ended
	March 31,		March 31,

(in thousands, except per share data)	2003	2002	2003	2002

Numerator in earnings (loss) per share calculation:
Net income (loss)	$(81,032)	$30,289	$(388,582)	$20,311
Denominator in earnings (loss) per share calculation:
Weighted average number of common shares outstanding	9,530	9,493	9,529	9,478
Unearned shares	—	—	—	—

Denominator for basic EPS	9,530	9,493	9,529	9,478
Dilutive effect of stock options and restricted shares computed using the treasury stock method	—	85	—	42

Denominator for diluted EPS	9,530	9,578	9,529	9,520

Net income (loss) per share:
Basic	$(8.50)	$3.19	$(40.78)	$2.14

Diluted	$(8.50)	$3.16	$(40.78)	$2.13

Stock options to purchase 592,609 and 563,572 shares of common stock, 1,923,536 and 1,922,963 shares which may be acquired pursuant to a stock warrant, and 5,889 and 3,202 unearned restricted shares at March 31, 2003 and 2002, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based employee compensation cost is reflected in the Company’s net loss, as all options granted under those plans had an exercise price equal to the market value of the common stock at the date of grant.

The following table summarizes the proforma effects assuming compensation cost for such awards had been recorded based upon estimated fair value:

	Three months			Six months
	ended			ended
	March 31,			March 31,

	2003		2002	2003	2002

(in thousands, except per share data)

Net income (loss) — as reported	$(81,032	}	$(30,289)	$(388,582)	$(20,311)
Net income (loss) — proforma	(81,129)		(30,196)	(388,776)	(20,125)
Basic loss per share — as reported	$8.50		$3.19	$40.78	$2.14
Basic loss per share — proforma	8.51		3.18	40.80	2.12
Diluted loss per share — as reported	$8.50		$3.16	$40.78	$2.13
Diluted loss per share — proforma	8.51		3.15	40.80	2.11

10.	During the first quarter of fiscal 2002 the Company formed a wholly-owned qualifying special purpose subsidiary, Oakwood Advance Receivables Company, LLC (“OAR”), to provide up to $50 million of revolving funding for qualifying servicing advance receivables. The Company sold qualifying servicing advance receivables to OAR, which funded its purchases of receivables using the proceeds of debt obligations issued by OAR to third party investors. OAR collected the receivables it purchased from the Company, and such proceeds were available to purchase additional receivables from the Company through August 2003. Conveyances of receivables to OAR were accounted for as sales under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125” (“FAS 140”). This facility was terminated due to the Company’s Chapter 11 filing on November 15, 2002. The Company replaced this facility with the previously described $75 million Tranche B Servicing Advance Loan of the DIP facility.

11.	The estimated contractual principal payments under notes and bonds payable are $125.6 million, $0.9 million, $0.8 million, $0.8 million, and $3.3 million for the 12 months ended March 31, 2004, 2005, 2006, 2007, and 2008, respectively, and the balance is payable thereafter. The aforementioned principal payments are stayed during the bankruptcy proceedings.

12.	During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC,” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep” and “FTC” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. To date an order of class certification has not been entered by the trial court. If such an order is entered, it will be appealed. The Company has filed a notice to move the case from Saline County, Arkansas to a federal court and intends to vigorously defend this case. This litigation was stayed by operation of the Bankruptcy Code.

In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated. In management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this contingent liability was approximately $26.2 million at March 31, 2003. The Company is also contingently liable as guarantor on subordinated securities issued by REMIC trusts in the aggregate principal amount of $274.8 million at March 31, 2003. Such guarantees obligate the Company to make payments in amounts equal to the excess, if any, of principal and interest distributions payable on the guaranteed securities over the cash available for such purpose in the underlying securitization trusts. Such payments may arise as a result of credit losses on the underlying trusts or because of structural provisions of the guaranteed securities which give rise to guarantee payments unrelated to loan pool performance. See Note 2 for a discussion of the Company’s proposed plan of reorganization. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The Company’s estimated potential obligations under such repurchase agreements approximated $58.5 million at March 31, 2003. Losses under these repurchase agreements have not been significant as of March 31, 2003.

13.	The Company operates in four major business segments: retail, manufacturing, consumer finance and insurance. The following table summarizes information with respect to the Company’s business segments:

	Three months ended		Six months ended
	March 31,		March 31,

(in thousands)	2003	2002	2003	2002

Revenues
Retail	$87,125	$116,486	$184,695	$249,961
Manufacturing	116,149	152,054	239,383	306,703
Consumer finance	5,290	11,420	(40,090)	34,670
Insurance	4,473	10,391	12,715	21,281
Eliminations/other	(105,375)	(64,861)	(151,118)	(125,121)

	$107,662	$225,490	$245,585	$487,494

Loss before interest expense, investment income and income taxes
Retail	$(7,827)	$(13,000)	$(45,764)	$(24,050)
Manufacturing	3,810	9,358	(23,822)	14,187
Consumer finance	(7,789)	(26,979)	(70,303)	(28,475)
Insurance	968	4,224	3,754	8,801
Eliminations/other	(63,674)	(5,705)	(67,066)	(9,660)

	(74,512)	(32,102)	(203,201)	(39,197)
Interest expense	(12,545)	(9,838)	(22,313)	(19,221)

Loss before income taxes and reorganization items	$(87,057)	$(41,940)	$(225,514)	$(58,418)

Depreciation and amortization
Retail	$687	$2,429	$2,053	$4,726
Manufacturing	1,830	3,849	4,249	7,681
Consumer finance	3,642	337	1,314	1,039
Eliminations/other	347	1,523	2,200	3,038

	$6,506	$8,138	$9,816	$16,484

Capital expenditures, net of asset disposals
Retail	$(1,378)	$1,269	$(1,548)	$1,289
Manufacturing	111	2,048	510	2,453
Consumer finance	280	393	533	475
Eliminations/other	(1,775)	559	(1,147)	722

	$(2,762)	$4,269	$(1,652)	$4,939

	March 31,	September 30,
	2003	2002

Identifiable assets
Retail	$390,119	$447,060
Manufacturing	123,316	195,913
Consumer finance	624,695	381,491
Insurance	10,695	124,600
Eliminations/other	(440,984)	(388,616)

	$707,841	$760,448

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

In November 2002 the Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” (FIN 45). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. Although the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, FIN 45 does include specific disclosure requirements for warranty obligations. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 effective January 1, 2003.

15.	For the six months ended March 31, 2003 and 2002 the Company reported a net loss of $388.6 million and net income of $20.3 million, respectively. Included in the net loss for six months ended March 31, 2003 and 2002 were impairment and valuation provisions of $71.1 million and $1.1 million, respectively. In addition, the net loss for the six months ended March 31, 2003 includes net charges of $163.1 million related to the Company’s reorganization as more fully described in Note 8. Net income for the six months ended March 31, 2002 reflects an income tax benefit of $78.7 million, primarily resulting from the enactment of the Job Creation and Worker Assistance Act of 2002, which extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. In addition, $6.5 million of the benefit resulted from the completion of an examination of the Company’s federal income tax returns for fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

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

The Company believes that borrowings under the credit facilities described in Note 2, (subject to continued availability) coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as expected operating cash flow (including increased servicing fee cash flow described above), will be sufficient to meet its obligations and to execute its business plan throughout the bankruptcy proceedings. The Company also received in December 2002 an income tax refund for 2002 approximating $26 million. Should the Company be unable to access sufficient capital to fund its operations, its ability to reorganize itself would be materially adversely affected.

The retail financing of sales of the Company’s products is an integral part of the Company’s integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. During the quarter ended March 31, 2003 the Company completed a sale of whole loans to an investor rather than a securitization of loans as the Company has most often done in the past. The Company believes that its net proceeds from the whole loan sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events whose outcome cannot presently be determined, the Company has not recorded as an asset any such contingent compensation. The Company is also obligated to repurchase up to 5% of the loans sold should the loans not meet certain performance criteria as of August 15, 2003. The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations. Should the Company’s ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties. The Company’s inability to find alternative sources of funding would have a materially adverse impact on the Company’s liquidity, operations and reorganization plan.

The Company, from time to time, has retained certain subordinated securities from its securitizations. At March 31, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $6.1 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact the Company’s liquidity and operations.

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

As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by June 30, 2003, subject to regulatory approval.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

     The following table summarizes certain statistics for the quarters ended March 31, 2003 and 2002:

	2003	2002

Retail sales (in millions)	$83.6	$114.9
Wholesale sales (in millions)	$76.3	$90.2
Total sales (in millions)	$159.9	$205.1
Gross profit % - consolidated	21.2%	24.4%
New single-section homes sold - retail	290	577
New multi-section homes sold - retail	1,456	1,605
Used homes sold - retail	177	262

	2003	2002

New single-section homes sold - wholesale	185	610
New multi-section homes sold - wholesale	1,702	1,986
Average new single-section sales price - retail	$22,900	$31,900
Average new single-section sales price - retail, excluding bulk sales	$33,000	$31,900
Average new multi-section sales price - retail	$51,900	$58,300
Average new multi-section sales price - retail, excluding bulk sales	$62,500	$58,300
Average new single-section sales price - wholesale	$22,400	$19,300
Average new multi-section sales price - wholesale	$42,300	$39,400
Weighted average retail sales centers open during the period	160	241

Net sales

The Company’s retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, as well as a reduction in the number of open sales centers during the quarter ended March 31, 2003. Retail sales dollar volume decreased 27%, reflecting a 20% decrease in new unit volume principally as a result of the Company operating fewer sales centers at March 31, 2003 as compared to the same quarter last year. In addition, the average new unit sales prices of single-section and multi-section homes decreased 28% and 11%, respectively. Average retail sales prices on single- section and multi-section homes decreased as a result of sales price reductions taken to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices on single-section and multi-section homes were $33,000 and $62,500, respectively. Multi-section homes accounted for 83% of retail new unit sales compared to 74% in the quarter ended March 31, 2002.

During the quarters ended March 31, 2003 and 2002 the Company opened no new sales centers. The Company closed 50 sales centers during the quarter ended March 31, 2003. As part of its operational restructuring, the Company announced on November 14, 2002 the closure of approximately 75 sales centers, principally in the Deep South, Tennessee and Texas markets. In addition, the Company had previously announced on October 4, 2002 the closure of approximately 40 sales centers. The Company expects to complete the closing of these stores in the quarter ended June 30, 2003. Following these closures, the Company will operate approximately 120 retail sales centers. During the quarter ended March 31, 2002 the Company closed 13 underperforming sales centers. These closures resulted principally from the Company’s restructuring plan announced in the fourth quarter of 2001. At March 31, 2003 the Company had 139 retail sales centers open compared to 238 open at March 31, 2002. Total new retail sales dollars at sales centers open more than one year decreased 9% during the quarter ended March 31, 2003. At March 31, 2003 the Company operated ten sales centers that exclusively market repossessed homes compared to 39 at March 31, 2002.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 15%, reflecting a 27% decrease in unit volume. The decline in unit volume results principally from the closure of five manufacturing plants servicing wholesale dealers in certain areas of the country, as well as a disruption in business due to the Chapter 11 filing. This decrease was partially offset by an increase in the average new unit sales price of single-section and multi-section homes of 16% and 7%, respectively.

Gross profit

Consolidated gross profit margin decreased from 24.4% in the quarter ended March 31, 2002 to 21.2% in the quarter ended March 31, 2003. This decrease resulted principally from reduced margins on sales of inventory to customers at closing sales centers and the bulk sale of retail inventory at wholesale prices to other manufactured housing. In addition, wholesale sales increased from 44% of total sales in 2002 to 48% in 2003. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

	Three months ended
	March 31,

(in thousands)	2003	2002

Interest income	$8,063	$2,942
Servicing fees	11,041	9,249
REMIC residual income	486	1,507
Gains (losses) on securities sold and loans sold or held for sale:
Loss on sale of securities and loans	(48,147)	(1,940)
Valuation (provision) reversal on loans held for sale	25,090	—

	(23,057)	(1,940)

Impairment and valuation provisions	(54,659)	(1,169)
Other	998	831

	$(57,128)	$11,420

The increase in interest income reflects higher average outstanding balances of loans held for sale in the warehouse prior to securitization or sale. The higher average warehouse balances resulted principally from the timing of securitizations, as the Company did not complete a securitization during the quarter ended December 31, 2002 and did not sell any loans until its whole loan sale in March 2003. This increase was offset by slightly lower yields on loans in the warehouse.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased primarily as a result of an increase in servicing fee cash flow. In December 2002 and January 2003 the Court entered orders authorizing Oakwood Acceptance

Corporation, LLC (“OAC”) to 1) effectively assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“OSHC”), a newly created limited purpose wholly-owned subsidiary of OAC and 2) enter into and perform under a subservicing agreement with OSHC. Under this structure, OSHC has become the “Servicer” of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, OAC’s servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. In addition, the elevation of OAC’s servicing fees to a senior position resulted in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay security holders in the REMIC trusts, the Company expects its obligations under guarantees of certain subordinated REMIC securities to increase substantially. While the effects of the elevation of the servicing fee priority on the Company’s guarantee obligations are fully reflected in the consolidated financial statements, the offsetting effects of the increased servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the consolidated financial statements. See Note 8 to the consolidated financial statements.

The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of increased liquidations of repossessions.

The $48.1 million loss on sale of securities and loans during the quarter ended March 31, 2003 reflected the whole loan sale of $260 million of installment sale contracts and mortgage loans to an investor. While the sale of loans competed in the quarter was a sale of whole loans to an investor rather than a securitization of loans as the Company has most often done in the past, the Company believes that its net proceeds were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events whose outcome cannot presently be determined, the Company has not recorded as an asset any such contingent compensation. The Company is also obligated to repurchase up to 5% of the loans sold should the loans not meet certain performance criteria as of August 15, 2003. The loss on sale of securities and loans during the quarter ended March 31, 2002 reflected the securitization of $156 million of installment sale contracts and mortgage loans. The loss resulted principally from a decrease in the spread between the yield on loans originated by the

Company and the cost of funds obtained when the loans were securitized and increased overcollateralization requirements.

During the quarter ended March 31, 2003 the Company recorded a net $25.1 million valuation reversal related to loans held for sale. The net valuation reversal was comprised of a charge of $24.7 million to reduce the carrying value of loans held for sale at March 31, 2003 to a lower of cost or market basis, reflecting the terms of the recently completed loan sale. The Company also reversed into income $49.8 million of lower of cost or market valuation allowances recorded at September 30, 2002 and December 31, 2002 as those loans were sold in the quarter ended March 31, 2003 and the resulting actual loss recorded.

Impairment and valuation provisions are summarized as follows:

	Three months ended
	March 31,

(in thousands)	2003	2002

Impairment writedowns of regular REMIC interests	$4,837	$—
Valuation allowances on servicing contracts	1,362	1,224
Additional provision for (amortization of) potential guarantee obligations on REMIC securities sold	48,460	(55)

	$54,659	$1,169

These impairment and valuation provisions of $54.7 million generally resulted from changes in the Company’s estimates of net credit losses on securitized loans. During June 2002 the Company decided to substantially curtail its loan assumption program, which was implemented during 2001. The elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, and poor conditions in the asset-backed securitization market, have required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. At March 31, 2003 the Company further revised its estimate of the number of future repossessions to be sold through the wholesale channel of distribution. The Company plans to sell all future repossessions through the wholesale channel. In addition to this change, which negatively affected recovery rates, the Company also revised upward certain of its expected default rates on securitization pools which have recently experienced a rise in repossessions due to continued weak economic conditions. As a result of these factors, the Company expects future net credit losses to increase, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold.

As further described in the Company’s Annual Report on Form 10-K, the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the net credit losses assumption which includes estimates of the timing, frequency and severity of loan defaults. At March 31, 2003 the aggregate valuation of retained interests was a net liability of $322.8 million, reflecting guarantee obligations on certain of the REMIC securities. The effect of a 10% adverse change in the net credit losses assumption at March 31, 2003 would increase the net liability by approximately $7.5 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. As previously discussed, during June 2002 the Company decided to substantially curtail the loan assumption program as a result of the significant expense associated with the program and the negative effect it was having on liquidity. The Company converted the majority of assumption units to repossession status. The expenses associated with this program, which are reflected in the provision for losses on credit sales in the Consolidated Statement of Operations, amounted to $20.4 million for the quarter ended March 31, 2002. There were no loan assumption expenses during the quarter ended March 31, 2003.

For the quarter ended March 31, 2003 total credit losses on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 10.72% on an annualized basis of the average principal balance of the related loans, compared to approximately 4.84% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The increase in the charge-off ratio at March 31, 2003 compared to March 31, 2002 is principally related to a decrease in recovery rates, and thus an increase in losses, on repossessions sold through the wholesale distribution channel. As discussed above, the elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, has required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. At March 31, 2003 the Company had a total of 7,189 unsold properties in repossession or foreclosure, including former pending assumption or equity transfer units that were converted to repossession status at June 30, 2002, (approximately 5.67% of the total number of serviced assets) compared to 7,063, 6,461 and 5,940 (including pending assumption or equity units) at September 30, 2002, March 31, 2002 and September 30, 2001, respectively (approximately 5.27%, 4.82% and 4.43%, respectively, of the total number of serviced assets).

At March 31, 2003 the delinquency rate on Company serviced assets was 4.7% compared to 5.4% at September 30, 2002 and 5.1% at March 31, 2002. Higher delinquency levels and continuing weak economic conditions may result in increased repossessions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company’s captive reinsurance business decreased 82% to $1.4 million in the quarter ended March 31, 2003 from $7.3 million in the quarter ended March 31, 2002, primarily due to the voluntary liquidation of its reinsurance business as discussed below.

As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by June 30, 2003, subject to regulatory approval.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $21.1 million, or 33%, during the quarter ended March 31, 2003 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 26.3% in the quarter ended March 31, 2003 from 30.8% in the quarter ended March 31, 2002. The decrease is primarily due to the closure of sales centers and manufacturing plants in connection with the Company’s restructuring described above.

Consumer finance operating expenses

Consumer finance operating expense decreased 19% during the quarter ended March 31, 2003 principally as a result of less expense associated with discounting customer advance and extension balances. The Company has substantially reduced the number of loan payment extensions granted, thus reducing the corporate advance and extensions receivable balance, as well as the required discounting allowance.

Insurance operating expenses

Insurance operating costs decreased 88% during the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002 principally as a result of the Company’s decision to cease its reinsurance business operations as discussed above.

Restructuring charges

The following table sets forth the activity in each component of the Company’s restructuring reserve (in thousands):

	Severance	Plant, sales
	and other	center and
	termination	office	Asset
	charges	closings	write-downs	Total

Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance 9/30/99	5,643	7,243	—	12,886

Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)

Balance 9/30/00	759	1,052	—	1,811

Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)
Reversal of 1999 restructuring charges	(30)	(45)	—	(75)

Balance 9/30/01	681	4,197	—	4,878

Payments and balance sheet charges	(145)	(743)	—	(888)

Balance 12/31/01	536	3,454	—	3,990

Payments and balance sheet charges	(50)	(593)	412	(231)
Reversal of 2001 restructuring charges	(486)	(1,173)	(412)	(2,071)

Balance 3/31/02	—	1,688	—	1,688

Payments and balance sheet charges	—	(505)	—	(505)

Balance 6/30/02	—	1,183	—	1,183

Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)
Reversal of restructuring charges	—	(175)	—	(175)

Balance 9/30/02	—	2,909	—	2,909

Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance 12/31/02	—	9,021	—	9,021

Payments and balance sheet charges	—	(1,460)	—	(1,460)
Reversal of restructuring charges	—	(119)	—	(119)

Balance 3/31/03	$—	$7,442	$—	$7,442

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

During the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 40 underperforming retail sales centers and five centers that exclusively market repossessed inventory. The stores closed were located principally in the South and Texas, where the Company experienced poor operating results and unsatisfactory credit performance.

As previously discussed, on November 15, 2002 the Debtors filed for reorganization under Chapter 11 of the Bankruptcy Code. As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.0 million in restructuring charges during the six months ended March 31, 2003.

Of the $7.4 million remaining in the restructuring reserve at March 31, 2003, approximately $800,000 and $1.6 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at March 31, 2003 unless such amounts are set aside by the Court during the bankruptcy proceedings.

During the execution of the Company’s restructuring plans, approximately 4,500 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,550 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

Asset impairment charges

During the quarter ended March 31, 2003 the Company recorded asset impairment charges of $740,000 to write down closed manufacturing facilities under contract to sell to their estimated final sales prices.

Provision for losses on credit sales

The provision for losses on credit sales decreased from $25.1 million for the quarter ended March 31, 2002 to $2.3 million for the quarter ended March 31, 2003, primarily due to the loan assumption expenses incurred in 2002. As previously discussed, the Company substantially curtailed its loan assumption program in June 2002.

Interest expense

Interest expense for the quarter ended March 31, 2003 increased $2.7 million, or 27%, from the second quarter of 2002, due to an increase in interest on short-term borrowings due principally to higher average balances outstanding and higher interest rates during the quarter ended March 31, 2003. Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $6.1 million of contractually stated interest was not recorded as interest expense during the quarter ended March 31, 2003.

Reorganization items

Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described in the “Consumer finance revenues” section above, the Court approved orders that effectively elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed into income impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal into income amounted to $12.7 million for the quarter ended March 31, 2003. Professional fees of $6.7 million include financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

For the three months ended March 31, 2002 the Company recorded an income tax benefit of $72.2 million resulting from the enactment of the Job Creation and Worker Assistance Act of 2002 (“the Act”) on March 8, 2002. The act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years.

Despite recording a net loss for the quarter ended March 31, 2003, no income tax benefit was recorded. Because the Company has operated at a loss in its four most recent fiscal years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of FAS 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Additionally, the Company’s bankruptcy filing and resulting proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards.

Six months ended March 31, 2003 compared to six months ended March 31, 2002

          The following table summarizes certain statistics for the six months ended March 31, 2003 and 2002:

	2003	2002

Retail sales (in millions)	$180.0	$246.7
Wholesale sales (in millions)	$157.3	$187.4
Total sales (in millions)	$337.3	$434.1
Gross profit % - consolidated	16.6%	23.6%
New single-section homes sold - retail	747	1,167
New multi-section homes sold - retail	3,076	3,461
Used homes sold - retail	378	497
New single-section homes sold - wholesale	491	1,299
New multi-section homes sold - wholesale	3,525	4,152
Average new single-section sales price – retail	$23,500	$31,800
Average new single-section sales price - retail, excluding bulk sales	$33,700	$31,800
Average new multi-section sales price - retail	$51,600	$58,700
Average new multi-section sales price – retail, excluding bulk sales	$62,100	$58,700

	2003	2002

Average new single-section sales price - wholesale	$21,300	$19,200
Average new multi-section sales price - wholesale	$41,600	$39,100
Weighted average retail sales centers open during the period	170	249

Net sales

The Company’s retail sales volume continued to be adversely affected by extremely competitive industry conditions and generally weaker economic conditions, as well as a reduction in the number of open sales centers during the six months ended March 31, 2003. The Company also experienced a disruption in its business due to its Chapter 11 filing in mid-November, although the Company is not able to quantify the effect of such disruption. Retail sales dollar volume decreased 27%, reflecting a 17% decrease in new unit volume principally as a result of the Company operating fewer sales centers at March 31, 2003 as compared to the same quarter last year. In addition, the average new unit sales prices of single-section and multi-section homes decreased 26% and 12%, respectively. Average retail sales prices on single-section and multi-section homes decreased as a result of sales price reductions taken to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices on single-section and multi-section homes were $33,700 and $62,100, respectively. Multi-section homes accounted for 80% of retail new unit sales compared to 75% in the six months ended March 31, 2002.

During the six months ended March 31, 2003 and 2002 the Company opened no new sales centers. The Company closed 85 sales centers during the six months ended March 31, 2003. As part of its operational restructuring, the Company announced on November 14, 2002 the closure of approximately 75 sales centers, principally in the Deep South, Tennessee and Texas markets. In addition, the Company had previously announced on October 4, 2002 the closure of approximately 40 sales centers. The Company expects to complete the closing of these stores in the quarter ended June 30, 2003. Following these closures, the Company will operate approximately 120 retail sales centers. During the six months ended March 31, 2002 the Company closed 61 underperforming sales centers. These closures resulted principally from the Company’s restructuring plan announced in the fourth quarter of 2001. At March 31, 2003 the Company had 139 retail sales centers open compared to 238 open at March 31, 2002. Total new retail sales dollars at sales centers open more than one year decreased 14% during the six months ended March 31, 2003. At March 31, 2003 the Company operated ten sales centers that exclusively market repossessed homes compared to 39 at March 31, 2002.

Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 16%, reflecting a 26% decrease in unit volume. The decline in unit volume results principally from the closure of five manufacturing plants servicing wholesale dealers in certain areas of the country, as well as a disruption in business due to the Chapter 11 filing. This decrease was partially offset by an increase in the average new unit sales price of single-section and multi-section homes of 11% and 6%, respectively.

Gross profit

Consolidated gross profit margin decreased from 23.6% in the six months ended March 31, 2002 to 16.6% in the six months ended March 31, 2003. This decrease resulted principally from reduced margins on sales of inventory to customers at closing sales centers, the bulk sale of retail inventory at wholesale prices to other manufactured housing dealers and a writedown to estimated lower of cost or market of $8.5 million on inventory remaining at closing retail sales centers and manufacturing plants at December 31, 2002. In addition, wholesale sales increased from 43% of total sales in 2002 to 47% in 2003. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

Consumer finance revenues are summarized as follows:

	Six months ended
	March 31,

(in thousands)	2003	2002

Interest income	$13,214	$6,323
Servicing fees	24,401	21,689
REMIC residual income	891	3,054
Gains (losses) on securities sold and loans sold or held for sale:
Gain (loss) on sale of securities and loans	(48,147)	3,318
Valuation (provision) reversal on loans held for sale	(23,593)	—

	(71,740)	3,318

Impairment and valuation provisions	(71,083)	(1,114)
Other	1,809	1,400

	$(102,508)	$34,670

The increase in interest income reflects higher average outstanding balances of loans held for sale in the warehouse prior to securitization or sale. The higher average warehouse balances resulted principally from the timing of securitizations, as the Company did not complete a securitization during the quarter ended December 31, 2002 and did not sell any loans until its whole loan sale in March 2003. This increase was offset by slightly lower yields on loans in the warehouse.

Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased primarily as a result of an increase in servicing fee cash flow related to the elevation of OAC’s servicing fees to a senior position in the distribution of cash received by the REMIC trusts as further discussed above.

The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of increased liquidations of repossessions.

The $48.1 million loss on sale of securities and loans during the six months ended March 31, 2003 reflected the whole loan sale of $260 million of installment sale contracts and mortgage loans to an investor. While the sale of loans competed in the quarter was a whole loan sale rather than a securitization of loans as the Company has most often done in the past, the Company believes that whole loan selling prices are being adversely affected by conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also contributed to the relatively low offers received for the loans sold during the quarter. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events whose outcome cannot presently be determined, the Company has not recorded as an asset any such contingent compensation. The gain on sale of securities and loans during the six months ended March 31, 2002 reflected the completion of two securitizations. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

For the six months ended March 31, 2003 the Company recorded a net charge of $23.6 million related to loans held for sale. At December 31, 2002 the Company recorded a charge of $48.7 million to reduce the carrying value of loans held for sale to a lower of cost or market basis at that date, reflecting anticipated securitization terms that were less favorable than those of prior periods. During the quarter ended March 31, 2003 the Company reversed into income $49.8 million of lower of cost or market valuation allowances recorded at September 30, 2002 and December 31, 2002 as the loans to which these charges related were sold in the quarter ended March 31, 2003 and the resulting actual loss recorded. During the quarter ended March 31, 2003 the Company recorded a charge of $24.7 million to reduce the carrying value of loans held for sale to a lower of cost or market basis at that date, reflecting the terms of the recently completed loan sale.

Impairment and valuation provisions are summarized as follows:

	Six months ended
	March 31,

(in thousands)	2003	2002

Impairment writedowns of residual REMIC interests	$—	$—
Impairment writedowns of regular REMIC interests	5,203	—
Valuation provisions on servicing contracts	3,462	1,224
Reductions of previously recorded valuation allowance on servicing contracts	—	—
Additional provision for (amortization of) potential guarantee obligations on REMIC securities sold	62,418	(110)

	$71,083	$1,114

These impairment and valuation provisions of $71.1 million generally resulted from changes in the Company’s estimates of net credit losses on securitized loans. During June 2002 the Company decided to substantially curtail its loan assumption program, which was implemented during 2001. The elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, and poor conditions in the asset-backed securitization market have required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. At March 31, 2003 the Company further revised its estimate of the number of future repossessions to be sold through the wholesale channel of distribution. The Company plans to sell all future repossessions through the wholesale channel. In addition to this change, which negatively affected recovery rates, the Company also revised upward certain of its expected default rates on securitization pools which have recently experienced a rise in repossessions due to continued weak economic conditions. As a result of these factors, the Company expects future net credit losses to increase, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold.

As further described in the Company’s Annual Report on Form 10-K, the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the net credit losses assumption which includes estimates of the timing, frequency and severity of loan defaults. At March 31, 2003 the aggregate valuation of retained interests was a net liability of $322.8 million, reflecting guarantee obligations on certain of the REMIC securities. The effect of a 10% adverse change in the net credit losses assumption at March 31, 2003 would increase the net liability by approximately $7.5 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. As previously discussed, during June 2002 the Company decided to substantially curtail the loan assumption program as a result of the significant expense associated with the program and the negative effect it was having on liquidity. The Company converted the majority of assumption units to repossession status. The expenses associated with this program, which are reflected in the provision for losses on credit sales in the Consolidated Statement of Operations, amounted to $30.6 million for the six months ended March 31, 2002. There were no loan assumption expenses during the six months ended March 31, 2003.

For the six months ended March 31, 2003 total credit losses on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 8.95% on an annualized basis of the average principal balance of the related loans, compared to approximately 3.54% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The increase in the charge-off ratio at March 31, 2003 compared to March 31, 2002 is principally related to a decrease in recovery rates, and thus an increase in losses, on repossessions sold through the wholesale distribution channel. As discussed above, the elimination of the loan assumption program, and the Company’s need to reduce the number of repossessed homes on hand, has required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. At March 31, 2003 the Company had a total of 7,189 unsold properties in repossession or foreclosure, including former pending assumption or equity transfer units that were converted to repossession status at June 30, 2002, (approximately 5.67% of the total number of serviced assets) compared to 7,063, 6,461 and 5,940 (including pending assumption or equity units) at September 30, 2002, March 31, 2002 and September 30, 2001, respectively (approximately 5.27%, 4.82% and 4.43%, respectively, of the total number of serviced assets).

At March 31, 2003 the delinquency rate on Company serviced assets was 4.7% compared to 5.4% at September 30, 2002 and 5.1% at March 31, 2002. Higher delinquency levels and continuing weak economic conditions may result in increased repossessions and related future impairment charges and valuation provisions.

Insurance revenues

Insurance revenues from the Company’s captive reinsurance business decreased 59% to $6.1 million in the six months ended March 31, 2003 from $15.0 million in the six months ended March 31, 2002, primarily due to the voluntary liquidation of its reinsurance business as discussed below.

As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, thus eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by June 30, 2003, subject to regulatory approval.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $30.4 million, or 24%, during the six months ended March 31, 2003 compared to the prior year. As a percentage of net sales, selling, general and administrative expenses decreased to 28.9% in the six months ended March 31, 2003 from 29.4% in the six months ended March 31, 2002. The decrease is primarily due to the closure of sales centers and manufacturing plants in connection with the Company’s restructuring described above.

Consumer finance operating expenses

Consumer finance operating expense decreased 7% during the quarter ended March 31, 2003 principally as a result of less expense associated with discounting customer advance and extension balances. The Company has substantially reduced the number of loan payment extensions granted, thus reducing the corporate advance and extensions receivable balance, as well as the required discounting allowance.

Insurance operating expenses

Insurance operating costs decreased 61% during the six months ended March 31, 2003 compared to the six months ended March 31, 2002 principally as a result of the Company’s decision to cease its reinsurance business operations as discussed above.

Restructuring charges

The following table sets forth the activity in each component of the Company’s restructuring reserve (in thousands):

	Severance	Plant, sales
	and other	center and
	termination	office	Asset
	charges	closings	write-downs	Total

Original provision	$7,350	$7,384	$11,192	$25,926
Payments and balance sheet charges	(1,707)	(141)	(11,192)	(13,040)

Balance 9/30/99	5,643	7,243	—	12,886

Additional provision	1,974	1,780	15	3,769
Payments and balance sheet charges	(2,946)	(5,895)	363	(8,478)
Reversal of restructuring charges	(3,912)	(2,076)	(378)	(6,366)

Balance 9/30/00	759	1,052	—	1,811

Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)
Reversal of 1999 restructuring charges	(30)	(45)	—	(75)

Balance 9/30/01	681	4,197	—	4,878

Payments and balance sheet charges	(145)	(743)	—	(888)

Balance 12/31/01	536	3,454	—	3,990

Payments and balance sheet charges	(50)	(593)	412	(231)
Reversal of 2001 restructuring charges	(486)	(1,173)	(412)	(2,071)

Balance 3/31/02	—	1,688	—	1,688

Payments and balance sheet charges	—	(505)	—	(505)

Balance 6/30/02	—	1,183	—	1,183

Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)
Reversal of restructuring charges	—	(175)	—	(175)

Balance 9/30/02	—	2,909	—	2,909

Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance 12/31/02	—	9,021	—	9,021

Payments and balance sheet charges	—	(1,460)	—	(1,460)
Reversal of restructuring charges	—	(119)	—	(119)

Balance 3/31/03	$—	$7,442	$—	$7,442

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

During the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 40 underperforming retail sales centers and five centers that exclusively market repossessed inventory. The stores closed were located principally in the South and Texas, where the Company experienced poor operating results and unsatisfactory credit performance.

As previously discussed, on November 15, 2002 the Debtors filed for reorganization under Chapter 11 of the Bankruptcy Code. As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.0 million in restructuring charges during the six months ended March 31, 2003.

Of the $7.4 million remaining in the restructuring reserve at March 31, 2003, approximately $800,000 and $1.6 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at March 31, 2003 unless such amounts are set aside by the Court during the bankruptcy proceedings.

During the execution of the Company’s restructuring plans, approximately 4,500 employees were affected, of which 2,150 and 250 were terminated during the fourth quarters of 1999 and 2000, respectively. The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,550 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

Asset impairment charges

During the six months ended March 31, 2003 the Company recorded asset impairment charges of $14.6 million to write down closed manufacturing facilities held for sale to their appraised values or estimated final sales prices.

Provision for losses on credit sales

The provision for losses on credit sales decreased from $36.4 million in the six months ended March 31, 2002 to $5.3 million in the six months ended March 31, 2003, primarily due to the loan assumption expenses incurred in 2002. As previously discussed, the Company substantially curtailed its loan assumption program in June 2002.

Interest expense

Interest expense for the six months ended March 31, 2003 increased $3.0 million, or 15%, from the first six months of 2002, due to an increase in interest on short-term borrowings due principally to higher average balances outstanding and higher interest rates during the six months ended March 31, 2003. Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $9.1 million of contractually stated interest was not recorded as interest expense during the six months ended March 31, 2003.

Reorganization items

Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described in the “Consumer finance revenues” section above, the Court approved orders that effectively elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed into income impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal into income amounted to $87.8 million for the six months ended March 31, 2003. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company may be required to pay under the guarantees. The proposed plan of reorganization described earlier calls for the conversion of the guarantee liabilities into the Company’s post restructuring common shares. Professional fees of $13.9 million include financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

For the six months ended March 31, 2002 the Company recorded an income tax benefit of $72.2 million resulting from the enactment of the Job Creation and Worker Assistance Act of 2002 (“the Act”) on March 8, 2002. The act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. For the six months ended March 31, 2002 the Company also recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company’s federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

Despite recording a net loss for the quarter ended March 31, 2003, no income tax benefit was recorded. Because the Company has operated at a loss in its four most recent fiscal years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of FAS 109, it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Additionally, the Company’s bankruptcy filing and resulting proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards.

Liquidity and Capital Resources

For the six months ended March 31, 2003 and 2002 the Company reported a net loss of $388.6 million and net income of $20.3 million, respectively.

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

At this time, it is not possible to predict the effect of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management’s intention to emerge from Chapter 11 as quickly as possible. The Company’s future results are dependent upon the timely completion, confirmation and implementation of a plan of reorganization. The Company believes, however, that under any reorganization plan, the Company’s common stock would likely be substantially if not completely diluted or cancelled as a result of the conversion of debt to equity or as a result of other compromises of interest. Further, it is also likely that the Company’s senior notes and REMIC guarantee obligations will be converted to equity. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described in the “Forward Looking Statements” section below.

On November 23, 2002 the Debtors reached an agreement in principle with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The proposed DIP Facility included an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”).

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

In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to provide up to $75 million of revolving funding for qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the expiration of the facility in October 2003. A summary of the funding status of OAR II at March 31, 2003 is as follows:

Receivables sold to OAR II	14,337
Discount	(1,294)

Collateral value of receivables	13,043
Cash available for purchase of additional receivables ([reflected as/included in] other assets)	38,493

Total amount borrowed under facility (included in short-term borrowings)	51,536
Additional funding capacity	23,464

Total facility size	$75,000

     Because OAR II is not a qualifying special purpose entity under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125,” receivables sold to OAR II continue to be recognized as assets of the Company and borrowings by OAR II are reflected as short-term borrowings in the accompanying Consolidated Balance Sheet.

The Company has also reached an agreement with a financial institution which provides for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization.

In December 2002 and January 2003 the Court entered orders authorizing Oakwood Acceptance Corporation, LLC (“OAC”) to 1) effectively assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“OSHC”), a newly created limited purpose wholly-owned subsidiary of OAC and 2) enter into and perform under a subservicing agreement with OSHC. Under this structure, OSHC has become the “Servicer” of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, OAC’s servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. In addition, the elevation of OAC’s servicing fees to a senior position should result in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay security holders in the REMIC trusts, the Company expects its obligations under guarantees of certain subordinated REMIC securities to increase substantially. While the effects of the elevation of the servicing fee priority on the Company’s guarantee obligations are fully reflected in the consolidated financial statements, the offsetting effects of the increased servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the consolidated financial statements. See Note 8 to the consolidated financial statements.

The Company believes that borrowings under these facilities, (subject to continued availability) coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as expected operating cash flow (including increased servicing fee cash flow described above), will be sufficient to meet its obligations and to execute its business plan throughout the bankruptcy proceedings. The Company also received in December 2002 an income tax refund for 2002 approximating $26 million. Should the Company be unable to access sufficient capital to fund its operations, its ability to reorganize itself would be materially adversely affected.

The retail financing of sales of the Company’s products is an integral part of the Company’s integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. During the quarter ended March 31, 2003 the Company completed a sale of whole loans to an investor rather than a securitization of loans as the Company has most often done in the past. The Company believes that its net proceeds from the whole loan sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events whose outcome cannot presently be determined, the Company has not recorded as an asset any such contingent compensation. The Company is also obligated to repurchase up to 5% of the loans sold should the loans not meet certain performance criteria as of August 15, 2003. The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations. Should the Company’s ability to access the asset-backed securities market become impaired, the Company would be required to seek additional sources of funding for its finance business. Such sources might include, but would not be limited to, the sale of whole loans to unrelated third parties. The Company’s inability to find alternative sources of funding would have a materially adverse impact on the Company’s liquidity, operations and reorganization plan.

The Company, from time to time, has retained certain subordinated securities from its securitizations. At March 31, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $6.1 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. A significant decrease in the demand for subordinated asset-backed securities at prices acceptable to the Company would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact the Company’s liquidity and operations.

The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to lower its inventories. As part of the Company’s Chapter 11 bankruptcy filing announced November 15, 2002, five of its 19 plants were closed, along with the loan origination operations in Texas. By December 31, 2002 the Company had ceased production at these five manufacturing facilities.

On the same date, the Company announced that it planned to close an additional 75 sales centers, located principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations will be closed by June 30, 2003. Following these closures, the Company will operate approximately 120 retail sales centers.

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

During the six months ended March 31, 2003 the Company decreased inventories by $42 million, net of inventory reserves, principally due to the closing of underperforming retail sales centers under its operational restructuring plan.

The decrease in loans and investments from September 30, 2002 principally reflects an decrease in loans held for sale from $150 million at September 30, 2002 to $112 million at March 31, 2003. The Company originates loans and warehouses them until sufficient receivables have been accumulated for a securitization or whole loan sale. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization or sale transactions affect the amount of loans held for sale at any point in time. There were no securitizations during the six months ended March 31, 2003; however, the Company did complete a whole loan sale as previously described.

Forward Looking Statements

This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. These statements include, among others, statements relating to the Company’s expectation that future net credit losses will increase, particularly in the near-to-mid term; management’s belief that difficult competitive and economic conditions may continue for the foreseeable future, making it inappropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid; the Company’s assumption that it will sell all repossessions through wholesale distribution channels; the Company’s expectation that it will be able to access sufficient working capital to fund its operations while in bankruptcy proceedings; the Company’s belief that it will be able to continue to generate liquidity through its securitization program or through whole loan sales; the Company’s belief that it will successfully emerge from its Chapter 11 reorganization as a going concern; the Company’s expectation that it will continue to operate in the ordinary course of business during the Chapter 11 reorganization; the Company’s belief that borrowings under credit facilities and access to the asset-backed securitization market and/or whole loan sales will be sufficient for the Company to meet its obligations and execute its business plan throughout the bankruptcy proceedings; the Company’s belief that the whole loan selling prices are being adversely affected by conditions in the manufactured housing asset-backed market; the Company’s belief that the Company’s common stock will likely be substantially or completely diluted or cancelled under the reorganization plan and that the claims of the Company’s unsecured creditors, including senior notes and REMIC guarantee obligations, will be converted to equity; and the Company’s estimate that it may spend $6 million on capital expenditures in fiscal 2003.

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

During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC,” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep” and “FTC” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. To date an order of class certification had not been entered by the trial court. If such an order is entered, it will be appealed. The Company has filed a notice to move the case from Saline County, Arkansas to a federal court and intends to vigorously defend this case. This litigation was stayed by operation of the Bankruptcy Code.

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

On February 10, 2003 the Company filed a Current Report on Form 8-K reporting that it had entered into a Debtor-in-Possession (“DIP”) Financing and Security Agreement to provide the up to $140 million line of credit tranche of its up to $215 million DIP financing.

On March 4, 2003 the Company filed a Current Report on Form 8-K reporting that it had closed an arrangement for the up to $75 million servicing advance tranche of its up to $215 million DIP financing.

On May 7, 2003 the Company filed a Current Report on Form 8-K reporting that on April 22, 2003, the Board of Directors of the Company approved a change of the Company’s fiscal year end from September 30 to June 30. The audited financial statements for the nine month transition period from October 1, 2002 to June 30, 2003 will be reported on a Form 10-K.

Items 2, 4 and 5 are not applicable and are omitted.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003

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

Date: May 15, 2003.

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

Date: May 15, 2003.

/s/ Suzanne H. Wood Suzanne H. Wood Chief Financial Officer

66

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS

ITEM 6(a)

FORM 10-Q

QUARTERLY REPORT

For the quarter ended March 31, 2003	Commission File Number 1-7444

OAKWOOD HOMES CORPORATION
EXHIBIT INDEX

Exhibit No.	Exhibit Description

4	Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

67