Form 10-KT
period 2003-06-30
OAKWOOD HOMES CORP
filed 2003-09-26
CIK 73609

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________________________________

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2002 to June 30, 2003

Commission file number 1-7444

OAKWOOD HOMES CORPORATION

(Exact name of Registrant as specified in its charter)

NORTH CAROLINA	56-0985879

(State of incorporation)	(I.R.S. Employer Identification No.)

7800 McCloud Road, Greensboro, NC	27409-9634

(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code: (336) 664-2400

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

     The aggregate market value of shares of the Company’s $.50 par value Common Stock, its only outstanding class of common equity, held by non-affiliates as of March 31, 2003 (the last business day of the Company’s most recently completed second fiscal quarter) was $2,145,934.

     The number of issued and outstanding shares of the Company’s $.50 par value Common Stock, its only outstanding class of common stock, as of September 1, 2003 was 9,537,485 shares.

PART I

Item 1. Business.

     Oakwood Homes Corporation, a North Carolina corporation (together with its subsidiaries, the “Company”), designs, manufactures, markets and distributes manufactured and modular homes. Prior to 2003 the Company financed the majority of its retail sales. However, during 2003 the Company substantially reduced its loan origination volume and relies upon non-affiliated lenders to provide financing for a substantial majority of its retail sales. Prior to November 1, 2002, the Company also provided a variety of insurance products to its customers and assumed a portion of the related underwriting risk through its captive reinsurance business (see “Insurance” below). At June 30, 2003, the Company had a total of 14 manufacturing plants in operation (three in each of Indiana and North Carolina, two in each of Oregon and Pennsylvania, and one in each of Arizona, California, Kansas, and Minnesota). In addition, the Company had four idle plants (two in North Carolina and one in each of Oregon and Arizona), seven closed plants held for sale and two plants sold subsequent to June 30, 2003. At June 30, 2003, the Company’s manufactured homes were sold at retail through 113 Company owned sales centers located primarily in the southeastern and southwestern United States and to approximately 500 independent retailers located throughout the United States. Subsequent to June 30, 2003 the Company closed 15 sales centers, bringing the total number of sales centers which the Company expects to operate in the future to approximately 98.

     On April 22, 2003 the Board of Directors approved a change in the Company’s fiscal year end from September 30 to June 30. Unless otherwise indicated, all references to 2003 refer to the nine month transition period ended June 30, 2003 and annual periods prior to 2003 refer to fiscal years ended September 30.

Proceedings Under Chapter 11 of the Bankruptcy Code

     On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware ( the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al.” The Debtors currently are operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     The Company decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of consumer loans originated by the Company, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sold its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s independent dealers.

     The Company’s proposed reorganization plan, as amended through September 9, 2003, calls for the conversion of the Company’s $303 million of senior unsecured debt, its guarantees of principal and interest on $275 million principal amount of subordinated REMIC securities and certain other unsecured indebtedness into the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. At a hearing scheduled for September 26, 2003 the Company expects to ask the Court to approve the disclosure statement and the solicitation of its creditors to approve the plan as proposed. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the disclosure statement will be approved by the Court or that the proposed plan will be approved by the creditors of the Company and confirmed by the Court. In addition, implementation of any confirmed plan of reorganization likely would require that the Company obtain replacements for its loan purchase facility and DIP Facility, and there can be no assurances that the Company will be able to obtain such replacement facilities.

     As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these and other previously announced closings, the Company recorded approximately $20.5 million in restructuring charges and $17.0 million in asset impairment charges during the nine months ended June 30, 2003. In July 2003 the Company announced the closure of an additional 15 retail sales centers and recorded asset impairment charges of $0.9 million. Following these closures, the Company will operate approximately 98 sales centers and 14 manufacturing plants. At June 30, 2003 the Company held for sale nine manufacturing facilities with a net book value of $14.1 million.

     On November 15, 2002 the New York Stock Exchange, Inc. (the “NYSE”) suspended trading in the Company’s common stock. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002.

     On November 23, 2002 the Debtors reached an agreement with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The DIP Facility included an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”). On July 14, 2003 the Tranche A Revolving Loan commitment was decreased from $140 million to $90 million.

     On January 28, 2003 the Debtors closed the Tranche A Revolving Loan of the DIP Facility. Borrowings under the Tranche A Revolving Loan bear interest at the greater of (a) LIBOR plus 5% or (b) 9.5% and are secured by a priority lien on substantially all of the Debtors’ assets. The Tranche A Revolving Loan is intended to provide for the Debtors’ general liquidity needs while the Debtors complete their reorganization.

     The Tranche A Revolving Loan terminates on the earliest of (a) November 30, 2003, (b) the date of substantial consummation of a plan of reorganization as confirmed by an order of the Court, (c) the sale of a material part of any Debtor’s assets, (d) the date of the conversion of the bankruptcy case of any of the Debtors to a case under Chapter 7 of the federal bankruptcy laws, (e) the date of the dismissal of the Chapter 11 case of any of the Debtors or (f) the earlier of the date on which (i) all of the loans under the Tranche A Revolving Loan become due and payable or (ii) all of the loans under the Tranche A Revolving Loan are paid in full and the Tranche A Revolving Loan is terminated.

     In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to borrow up to $75 million for the purchase of qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the final receivables purchase date in October 2003. A summary of the funding status of OAR II at June 30, 2003 is included in Note 11 to the Consolidated Financial Statements.

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

     The Company also reached an agreement with a financial institution which provided for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization. See Note 11 to the Consolidated Financial Statements.

     In December 2002 and January 2003 the Court entered orders authorizing the Company’s finance subsidiary Oakwood Acceptance Corporation, LLC (“OAC”) to (1) assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“Oakwood Servicing”), a newly created limited purpose wholly-owned consolidated subsidiary of OAC and (2) enter into and perform under a subservicing agreement with Oakwood Servicing. Under this structure, Oakwood Servicing has become the servicer of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. The elevation of servicing fees to a senior position resulted in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay securityholders in the REMIC trusts, the Company’s obligations under guarantees of certain subordinated REMIC securities increased substantially. While the effects of the elevation of the servicing fee priority on the Company’s estimated future guarantee obligations are fully reflected in the Consolidated Financial Statements, the offsetting effects of the increased estimated future servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the Consolidated Financial Statements. See Note 17 to the Consolidated Financial Statements.

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

     The United States Trustee has appointed an unsecured creditors committee. The official committee through its legal representatives has a right to be heard on all matters that come before the Court and is the primary entity with which the Company has been negotiating the terms of a plan of reorganization. To date, no other committees have been appointed by the United States Trustee. There can be no assurance this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively affect the Company’s ability to operate during bankruptcy and could delay the Company’s emergence from bankruptcy or cause the bankruptcy proceedings to be converted from a reorganization to a liquidation.

     The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described under “Forward Looking Statements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The ultimate recovery, if any, by creditors, securityholders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the

Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

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

Manufactured Homes

     The Company designs and manufactures a number of models of homes. Each home contains a living room, dining area, kitchen, one, two, three, four or five bedrooms and one or two bathrooms, and is equipped with a hot water heater and central heating. Some homes are furnished with a sofa and matching chairs, dinette set, coffee and end tables, carpeting, lamps, draperies, curtains and screens. Optional furnishings and equipment include a range and oven, refrigerator, beds, a fireplace, washing machine, dryer, microwave oven, dishwasher, air conditioning, intercom, stereo systems, wet bar, vaulted ceilings, skylights, hardwood cabinetry and energy conservation items. The homes manufactured by the Company are primarily sold under the registered trademarks “Oakwood,” “Freedom,” “Golden West,” “Schult,” “Crest,” and “Marlette.”

     The Company’s manufactured homes are constructed and furnished at the Company’s manufacturing facilities and transported on wheels to the homesite. The Company’s manufactured homes are normally occupied as permanent residences but can be transported on wheels to new homesites.

     The Company manufactures 14-foot and 16-foot wide single-section homes and multi-section homes consisting of two floors that are joined at the homesite and are 24, 28 or 32 feet wide. The Company also manufactures multi-section homes consisting of three or four floors. The Company also manufactures two-story homes. The Company’s homes range from 40 feet to 80 feet in length.

     At June 30, 2003, the Company manufactured homes at 14 plants located in Richfield and Rockwell (2), North Carolina; Etna Green and Middlebury (2), Indiana; Albany and Hermiston, Oregon; Buckeye, Arizona; Lewistown and Milton, Pennsylvania; Perris, California; Plainville, Kansas; and Redwood Falls, Minnesota.

     The Company purchases components and materials used in the manufacture of its homes on the open market and is not dependent upon any particular supplier. The principal raw materials purchased by the Company for use in the construction of its homes are lumber, steel, aluminum, insulating materials, drywall and plastics. Steel I-beams, axles, wheels and tires, roof and ceiling materials, home appliances, plumbing fixtures, furniture, floor coverings, windows, doors and decorator items are purchased or fabricated by the Company and are assembled and installed at various stages on the assembly line. Construction of the manufactured homes and the plumbing, heating and electrical systems installed in them must comply with the standards set by the Department of Housing and Urban Development (“HUD”) under the National Manufactured Home Construction and Safety Standards Act of 1974. See “Regulation.”

     The Company furnishes to each purchaser of a new home manufactured by the Company a one- or five-year limited warranty against defects in materials and workmanship, except for equipment and furnishings supplied by other manufacturers which are frequently covered by the manufacturers’ warranties.

Modular Homes

     In addition to traditional manufactured homes, the Company also manufactures modular homes which are built in accordance with state or local building codes and therefore are similar in specifications and design to site-built homes. The Company’s modular homes range in size from approximately 1,000 square feet to over 3,000 square feet and include a variety of single story ranch homes, one and a half story homes, two story homes, townhouses and duplex units, all of which can include attached garages built at the site by others. The Company has two manufacturing facilities which produce modular homes exclusively and eight additional facilities that produce both modular and manufactured homes.

Retail Sales

     At June 30, 2003, the Company sold manufactured homes through 113 Company owned and operated sales centers located in 21 states primarily in the southeastern and southwestern United States. See “Properties – Manufactured Home Sales Centers.” The Company closed 111 sales centers in fiscal 2003 and announced plans subsequent to June 30, 2003 to close 15 additional sales centers. Upon completion of these announced closings, the Company plans to operate approximately 98 sales centers. Each of the Company’s sales centers hires and trains sales personnel. Generally, each salesperson is paid a commission based on the gross margin of his or her sales and certain volume targets, and each general manager is paid a commission based on the profits of the sales center.

     The Company operates its sales centers primarily under the names Oakwood® Mobile Homes and Freedom Homes®. At June 30, 2003, the Company also operated 10 sales centers that primarily sell repossessed homes. During fiscal 2003, substantially all the Company’s retail sales of new homes were homes manufactured by the Company.

     The Company also sells used homes acquired in trade-ins. At June 30, 2003, the Company’s inventory of used homes was 265 homes as compared to 609 homes at September 30, 2002. Used homes in inventory do not include repossessed units.

     During recent years, the Company has placed increased emphasis on the sale of multi-section homes. In fiscal 2003, the Company’s retail sales of new multi-section homes represented 82% of the total number of new homes sold at retail, as compared to 76% in fiscal 2002.

     The retail sales price for new single-section homes sold by the Company in fiscal 2003 generally ranged from $12,000 to $51,000 with a mean sales price of approximately $33,200 (exclusive of inventory sold in bulk). The retail sales price of multi-section homes sold by the Company in fiscal 2003 generally ranged from $20,000 to $151,000, with a mean sales price of approximately $63,000 (exclusive of inventory sold in bulk).

Wholesale Sales

     The Company also sells its homes to approximately 500 independent retailers located throughout the United States. Sales to independent retail dealers accounted for approximately 49% and 44% of the Company’s total dollar volume of sales in fiscal 2003 and fiscal 2002.

     The Company expects that an increasing percentage of its sales will be through independent dealers in 2004 as a result of the Company’s retail store closings.

Seasonality

     The Company’s sales on a same store and same plant sales basis have traditionally been higher in the period from late spring through early fall than in the winter months.

Company Retail Sales Financing

     A significant factor affecting sales of manufactured homes is the availability and terms of financing. Approximately 69% of the Company’s retail unit sales in fiscal 2003 were financed by installment sale contracts or mortgage loans arranged by the Company, each of which provided for monthly payments generally over a period of 5 to 30 years. The remaining 31% of retail unit sales were paid for with cash or financing obtained from other sources.

     In fiscal 2003, substantially all of the aggregate loan originations relating to retail unit sales and dispositions of repossessed homes were loans financed and warehoused by the Company for investment or later sale. At June 30, 2003, the Company held loans with a principal balance of approximately $162 million and serviced an additional $4.530 billion principal balance of loans, the substantial majority of which it originated and securitized. A substantial majority of the loans owned by the Company and held for sale are pledged to financial institutions as collateral for loans to the Company.

     The Company processes credit applications with respect to customers seeking financing. The Company uses a credit scoring system, updated in fiscal 2003, to improve its credit decision-making process. The most significant criteria in the system are the stability, income and credit history of the borrower. This system requires a minimum credit score before the Company will consider underwriting a contract. This system allows the Company a greater ability to standardize the process by which it decides whether to extend credit to a customer.

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

     The Company’s ability to finance installment sale contracts and mortgage loans is dependent on the availability of funds to the Company. Historically, the Company has obtained funds to finance installment sale contracts primarily through sales of real estate mortgage investment conduit (“REMIC”) trust certificates to institutional investors. During 2003, however, the Company sold no REMIC securities. The Company generally has no credit exposure with respect to securitized contracts except (i) with respect to breaches of representations and warranties, (ii) to the extent of any retained interests in a REMIC, (iii) with respect to required servicer advances and (iv) with respect to any REMIC security the Company has guaranteed.

     During 2003, the Company completed a whole loan sale of $260 million of installment sale contracts and mortgage loans to an investor rather than securitizing these loans as discussed in Note 3 to the Consolidated Financial Statements. In the future, the Company may securitize installment sale contracts and mortgage loans, or sell such loans on a whole loan basis, or both. See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     The Company also obtains financing from time to time from loans insured by the Federal Housing Administration (“FHA”). These installment sale contracts may be permanently funded through the Government National Mortgage Association (“GNMA”) pass-through program, under which the Company issues obligations guaranteed by GNMA. During fiscal 2003, the Company issued no obligations guaranteed by GNMA. FHA insurance minimizes the Company’s exposure to losses on these credit sales.

     The Company uses short-term credit facilities and internally generated funds to support installment sale contracts and mortgage loans until such loans are sold or securitized.

     The Company has sold installment sale contracts and mortgage loans to unrelated financial institutions with full recourse to the Company in the event of default by the buyer. Except for one such sale in 2003, such sales occurred many years ago. The Company’s contingent liability on installment sale contracts sold with full and limited recourse was approximately $25 million at June 30, 2003. Approximately $13 million of the contingent liability at June 30, 2003 relates to an obligation to repurchase certain of the loans sold in the 2003 $260 million whole loan sale which exceeded certain delinquency standards to be measured on or before August 24, 2003. On August 20, 2003 the Company paid approximately $4 million to honor, in full, such repurchase obligation, and such amount was less than the amount reserved for such repurchase when the loans were sold.

Independent Dealer Retail Sales Financing

     The Company provides permanent financing for homes sold by certain of its independent dealers. During fiscal 2003, the Company originated approximately $149 million of loans relating to the retail sales of these independent dealers.

Delinquency and Repossession

     In the event an installment sale contract or loan becomes delinquent, the Company, either as owner or as servicer, normally contacts the customer within 8 to 25 days thereafter in an effort to have the default cured. The Company, as owner or servicer, generally repossesses the home after payments have become 60 to 90 days delinquent if the Company is not able to work out a satisfactory arrangement with the customer. In the past, the Company generally attempted to resell repossessed homes through retail channels, and frequently provided consumer financing to facilitate such retail sales. After the Company’s Chapter 11 filing, the Company stopped providing consumer financing for the retail sale of repossessed homes and began to sell the substantial majority of repossessed homes through wholesale distribution channels.

     The Company maintains a reserve for estimated credit losses on installment sale contracts held prior to securitization and loans owned by the Company or sold to third parties with full or limited recourse. The Company provides for losses on credit sales in amounts necessary to maintain the reserves at levels the Company believes are sufficient to provide for probable losses based on the Company’s historical loss experience, current economic conditions and portfolio performance measures. For fiscal 2003, charge-offs (net of recoveries) were immaterial. During fiscal 2002 and 2001, charge-offs (net of recoveries) were $51,558,000 and $21,241,000, respectively, principally as a result of costs associated with the Company’s loan assumption program more fully described below. The Company’s reserve for losses on credit sales at June 30, 2003 was $11,851,000, compared to $5,515,000 at September 30, 2002 and $3,399,000 at September 30, 2001.

     The Company believes that its historical loss experience was favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. The direct expenses associated with this program are reflected in the Consolidated Statement of Operations as part of the provision for loss on credit sales. During 2002, as a result of the significant expense associated with the program and the negative effect it was having on liquidity, the Company decided to substantially curtail the loan assumption program and converted the majority of assumption units to repossession status. The Company also determined in June 2002 that it would substantially increase the percentage of repossessed homes sold through wholesale channels of distribution. The decisions to curtail the loan assumption program and to sell substantially all repossessed homes through wholesale channels of distribution significantly increased the Company’s loss experience.

     In fiscal 2003, 2002, and 2001, the Company repossessed or foreclosed 10,544, 13,423, and 11,727 homes, respectively. Including units pending assumption or equity transfer, the Company had a total of 5,874 unsold properties in repossession or foreclosure at June 30, 2003 compared to 7,063 and 5,940 at September 30, 2002 and 2001, respectively. The estimated net realizable value of unsold properties in repossession or foreclosure at June 30, 2003 was approximately $33 million. The net losses resulting from repossessions on Company originated loans as an annualized percentage of the average principal amount of serviced loans outstanding for fiscal 2003, 2002 and 2001 was 9.50%, 4.60%, and 2.15%, respectively.

     At June 30, 2003 and September 30, 2002, delinquent installment sale contracts and loans expressed as a percentage of the total number of installment sale contracts and loans serviced by the Company were as follows:

	Total Number Of
	Contracts And Loans	Delinquency Percentage as of June 30, 2003

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	114,829 (1)	2.1%	0.9%	2.1%	5.1%

	Total Number Of
	Contracts And Loans	Delinquency Percentage as of September 30, 2002

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	125,984 (1)	2.1%	1.1%	2.2%	5.4%

(1) Excludes certain contracts and loans originated in the last month of each year that were being processed at year end and not entered into the loan servicing system until the succeeding month.

     At June 30, 2003 and September 30, 2002, delinquent installment sale contracts and loans expressed as a percentage of the total outstanding principal balance of installment sale contracts and loans serviced by the Company were as follows:

	Dollar Amount Of Contracts
	And Loans	Delinquency Percentage as of June 30, 2003

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	$4,443,772,000 (1)	2.0%	0.9%	2.5%	5.4%

	Dollar Amount Of Contracts
	And Loans	Delinquency Percentage as of September 30, 2002

		30 days	60 days	90 days	Total

Company-serviced contracts and loans	$4,792,284,000 (1)	2.1%	1.1%	2.2%	5.4%

(1) Excludes certain contracts and loans originated in the last month of each year that were being processed at year end and not entered into the loan servicing system until the succeeding month.

Independent Retailer Repurchase Obligations

     Substantially all of the independent retailers who purchase homes from the Company finance new home inventories through wholesale credit lines provided by third parties under which a financial institution provides the retailer with a credit line for the purchase price of the home and maintains a security interest in the home as collateral. A wholesale credit line is used by the retailer to finance the acquisition of its display models, as well as to finance the initial purchase of a home from a manufacturer until the homebuyers obtain permanent financing or otherwise pay the dealer for the installed home. In connection with the wholesale financing arrangement, the financial institution frequently requires the Company to enter into a repurchase agreement with the financial institution under which the Company is obligated, upon default by the retailer, to repurchase its homes. Under the terms of such repurchase agreements, the Company agrees to repurchase homes at declining prices depending upon the age of the units. At June 30, 2003, the Company estimates that its gross contingent liability under these repurchase agreements, without a reduction for the value of the related inventory, was approximately $57 million. The Company’s losses under these arrangements to date have not been significant.

Insurance

     The Company previously operated a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies were deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses were recorded as insured events occurred. Policy acquisition costs, which consist principally of sales commissions and ceding fees, were deferred and amortized over the terms of the contracts.

     The Company estimated liabilities for reported unpaid insurance claims, which were reflected at undiscounted amounts, based upon reports from adjusters with respect to adjusted claims and based on historical average costs per claim for similar claims with respect to unadjusted claims. Adjustment expenses were accrued based on contractual rates with the ceding company. The ceding company, using a development factor that reflects historical average costs per claim and historical reporting lag trends, estimated liabilities for claims incurred but not reported. The Company did not consider anticipated investment income in determining whether premium deficiencies existed. The Company accounted for catastrophe reinsurance ceded in accordance with Emerging Issues Task Force 93-6, “Accounting for Multi-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.”

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of a bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan under which the remaining physical damage insurance exposure was ceded back to the ceding company, eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by December 31, 2003, subject to regulatory approval.

     The Company continues to receive commissions from insurance companies for policies the Company sells to its customers, and may earn incremental commissions based on favorable loss experience. Commissions are recognized in income when the related policies are effective and the related premiums are determinable and billable to the insured, less provisions for estimated commission refunds due to policy cancellations. Incremental commissions are recognized when the insurance companies report to the Company they have been earned.

Manufactured Housing Communities

     The Company had under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns land on which it intended to develop a manufactured housing subdivision in Pinehurst, North Carolina. The Pinehurst subdivision surrounds an existing golf course which the Company sold in fiscal 1998. The Company intends to attempt to sell its remaining interests in these subdivisions. The Company does not intend to commit any material resources to the land development business in the future, but may become involved in land development or lot purchases from time to time to facilitate retail and wholesale sales.

Competition

     The manufactured housing and modular industry are highly competitive with particular emphasis on price, financing terms and features offered. There are numerous competing retail dealers and developers in most locations where the Company conducts retail, wholesale and financing operations. Several of the financing sources in the industry are larger than the Company and have greater financial resources. There are numerous firms producing manufactured homes in the Company’s market area, many of which are in direct competition with the Company. Several of these manufacturers, which sell the majority of their homes through independent dealers, are larger than the Company and have greater financial resources. The Company competes with other manufacturers and retailers on the basis of reputation, quality, financing ability, service, features offered and price.

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

Financial Information About Industry Segments

     Financial information with respect to the Company’s operating segments is included in Note 26 to the Consolidated Financial Statements.

Employees

     At June 30, 2003, the Company employed 5,194 persons, of which 1,206 were engaged in sales and service, 3,040 in manufacturing, 483 in consumer finance, and 465 in executive, administrative and clerical positions.

Item 2. Properties.

Offices

     The Company owns its executive office space in Greensboro, North Carolina. The Company also owns two additional three-story office buildings adjacent to each other in Greensboro, North Carolina. At June 30, 2003, the Company leased office space in Texas, Arizona and Florida. The Florida office was used by finance company operations that were closed during fiscal 2001.

Manufacturing Facilities

     The location and ownership of the Company’s production plants, including idled facilities as of June 30, 2003, are as follows (certain locations have multiple plants):

Location	Owned/Leased

Richfield, North Carolina
Rockwell, North Carolina
Etna Green, Indiana
Middlebury, Indiana
Buckeye, Arizona
Albany, Oregon
Hermiston, Oregon
Lewiston, Pennsylvania
Perris, California
Plainville, Kansas
Redwood Falls,Minnesota	Owned Owned Owned Owned Owned Leased/Owned Owned Owned Owned Owned Owned

     The Company had nine manufacturing facilities being held for sale at June 30, 2003, located in Ennis, Gainsville, Hillsboro (2), Killeen and Navasota (2), Texas; Fort Morgan, Colorado and Etna Green, Indiana. The Ennis and Gainsville, Texas locations were sold subsequent to June 30, 2003.

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

     The land and buildings at all of the facilities owned by the Company were subject to mortgages with an aggregate balance of $6,100,000 at June 30, 2003.

     Based on the Company’s normal manufacturing schedule of one shift per day for a five-day week, the Company believes that its 14 operating manufacturing lines have the capacity to produce approximately 35,800 floors annually, and the four idle plants have the capacity to produce approximately 6,200 floors annually, depending on product mix. During fiscal 2003 the Company manufactured 18,405 floors at its plants.

Manufactured Home Sales Centers

     The Company’s manufactured home retail sales centers consist of tracts of from 3/4 to 4 1/2 acres of land on which manufactured homes are displayed, each with a sales office containing from approximately 600 to 1,300 square feet of floor space. The Company operated 113 sales centers selling new and used homes at June 30, 2003 located in 21 states distributed as follows: North Carolina (35), Virginia (18), South Carolina (8), Tennessee (2), Washington (7), Ohio (4), Arizona (5), Oregon (4), West Virginia (6), Colorado (1), Kentucky (2), Missouri (1), New Mexico (5), Oklahoma (2), Idaho (4), Delaware (3), Nevada (2), Utah (1), Kansas (1), California (1), and Michigan (1). Additionally, the Company operated 10 sales centers which sold repossessed homes. Subsequent to June 30, 2003 the Company announced its intention to close 15 of the 113 sales centers that sell new homes.

     Seventeen sales centers are on property owned by the Company and the other locations are leased by the Company for a specified term of from one to ten years or on a month-to-month basis. Rents paid by the Company during the nine months ended June 30, 2003 for the leased sales centers totaled approximately $6,116,000.

Manufactured Housing Communities

     The Company had under development a manufactured housing subdivision in Hendersonville, North Carolina. The Company also owns property in Pinehurst, North Carolina on which it intended to develop a manufactured housing subdivision. The Company intends to offer these properties for sale.

Item 3. Legal Proceedings.

     On November 15, 2002, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws. The Debtors are currently operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep,” “FTC” or “destination” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. An order of class certification was not entered by the trial court and the action against the Oakwood defendants has been stayed since November 15, 2002. If a class certification order is entered, it will be appealed. The Company intends to vigorously defend this case. However, the claims against the Oakwood defendants are currently stayed by operation of the Bankruptcy Code.

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

None.

PART II

Items 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock was previously listed on the New York Stock Exchange, Inc. (the “NYSE”). On November 15, 2002, the NYSE announced that it had determined that the Company’s common stock should be suspended from trading on the NYSE immediately as a result of the Company’s filing for bankruptcy. The NYSE submitted an application to the Securities and Exchange Commission to delist the Company’s common stock from the NYSE and such delisting became effective as of December 30, 2002. The Company’s common stock is currently traded in the “over-the-counter” market. The Company estimates that it has approximately 20,000 beneficial holders of its common stock.

     The high and low bid prices of the Company’s common stock as reported in the other-the-counter market for the second and third fiscal quarters during 2003 and the high and low sales prices of the Company’s common stock as reported on the NYSE for the first quarter of 2003 and each fiscal quarter during 2002 are as follows:

	2003		2002

Quarter	High	Low	High	Low

First	$1.65	$0.01	$5.56	$3.25
Second	$0.52	$0.22	$8.38	$5.00
Third	$0.37	$0.21	$7.88	$4.19
Fourth	n/a	n/a	$5.19	$1.38

     The Company did not pay cash dividends on its Common Stock during the past two fiscal years.

     Information relating to securities authorized for issuance under the Company’s equity compensation plans is contained in Item 12 of this Form 10-K.

Item 6. Selected Financial Data.

	Nine month
	transition period
	ended	Year ended September 30,
	June 30,
(in thousands, except per share data)	2003	2002	2001 (1)	2000	1999

Net sales	$486,940	$926,535	$1,005,120	$1,189,855	$1,496,419
Total revenue	$398,189	$926,614	$1,095,705	$1,284,132	$1,589,225
Loss before cumulative effect of accounting changes	$(416,371)	$(193,051)	$(159,183)	$(120,865)	$(31,320)
Net loss	$(416,371)	$(193,051)	$(176,049)	$(120,865)	$(31,320)
Loss per common share before cumulative effect of accounting changes
Basic	$(43.69)	$(20.33)	$(16.89)	$(12.98)	$(3.37)
Diluted	$(43.69)	$(20.33)	$(16.89)	$(12.98)	$(3.37)
Loss per common share
Basic	$(43.69)	$(20.33)	$(18.68)	$(12.98)	$(3.37)
Diluted	$(43.69)	$(20.33)	$(18.68)	$(12.98)	$(3.37)
Total assets	$691,450	$760,448	$922,290	$1,148,722	$1,437,847
Notes and bonds payable	$308,437	$309,167	$323,120	$329,929	$352,164
Cash dividends per common share	$—	$—	$—	$0.15	$0.20

(1)  Includes the cumulative effect of accounting changes of approximately $16.9 million. See Note 2 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al.” The Debtors currently are operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     The Company decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of loans originated by the Company, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sells its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s wholesale dealers.

     Further information related to the bankruptcy filing is included under “Liquidity and Capital Resources” below.

Critical Accounting Policies

     The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The Company’s significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements.

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

Basis of presentation

     The Consolidated Financial Statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately. On April 22, 2003 the Board of Directors approved a change in the Company’s fiscal year end from September 30 to June 30.

Loan securitization

     The Company historically financed its lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits (“REMICs”) or, for certain FHA-insured loans, using collateralized mortgage obligations issued under authority granted to the Company by the Government National Mortgage Association (“GNMA”). During 2003, however, the Company securitized no loans.

     The Company allocates the sum of its basis in the loans conveyed to each REMIC and the costs of forming the REMIC among the REMIC interests retained and the REMIC interests sold to investors based upon the relative estimated fair values of such interests.

     The Company estimates the fair value of retained REMIC interests, including regular and residual interests, servicing contracts and guarantee liabilities based, in part, upon credit loss, discount rate and prepayment assumptions which management believes market participants would use for similar instruments.

     Income on retained REMIC regular and residual interests is recorded using the level yield method over the period such interests are outstanding. The rate of voluntary prepayments and the amount and timing of credit losses affect the Company’s yield on retained regular and residual REMIC interests and the fair value of such interests and of servicing contracts and guarantee liabilities in periods subsequent to the securitization; the actual rate of voluntary prepayments and credit losses typically varies over the life of the transaction and from transaction to transaction. If over time the Company’s prepayment and credit loss experience is more favorable than that assumed, the Company’s yield on its REMIC residual interests will be enhanced. If experience is worse than assumed, then impairment charges could result. The yield to maturity of regular REMIC interests may be influenced by prepayment rates and credit losses, but is less likely to be influenced by such factors because cash distributions on regular REMIC interests are senior to distributions on residual REMIC interests.

     Residual and regular REMIC interests retained by the Company following securitization are considered available for sale and are carried at their estimated fair value. Increases in the value of retained REMIC regular and residual interests are included in accumulated other comprehensive income.

     Declines in the value of retained REMIC regular and residual interests are recognized when the fair value of the retained interest is less than its carrying value and the timing and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest permanently is reduced to its estimated fair value by a charge to earnings.

     The Company has no securities held for trading or investment purposes.

     Information with respect to the sensitivity of certain retained REMIC interests (including residual and regular REMIC interests, servicing assets and liabilities and guarantee liabilities) to changes in key economic assumptions is included in Note 6 to the Consolidated Financial Statements.

Servicing contracts and fees

     Servicing contracts are carried at the lower of cost or market. Servicing fee income is recognized as earned, net of amortization of servicing assets and liabilities, which are amortized in proportion to and over the period of estimated net servicing income. If the estimated fair value of a servicing contract is less than its carrying value, the Company records a valuation allowance by a charge to earnings to reduce the carrying value of the contract to its estimated fair value. Valuation allowances may be reversed to earnings upon the recovery of a contract’s fair value. Such recoveries are only recognized after sustained performance of the pool has been demonstrated.

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

Results of Operations

Unless otherwise indicated, all references to 2003 refer to the nine month transition period ended June 30, 2003 and annual periods prior to 2003 refer to fiscal years ended September 30. To facilitate understanding of the Company’s results of operations, the results of operations section for fiscal 2003 compares the nine months ended June 30, 2003 with the unaudited nine months ended June 30, 2002.

     The following table summarizes certain key financial information and sales statistics for each of the last three years:

	Nine month
	transition period	Nine months	Year ended
	ended	ended	September 30,
	June 30,	June 30,
	2003	2002	2002	2001

Retail sales (in thousands)	$250,185	$383,635	$515,849	$653,515
Wholesale sales (in thousands)	$236,755	$301,294	$410,686	$351,605
Total sales (in thousands)	$486,940	$684,929	$926,535	$1,005,120
Gross profit % - consolidated	17.9%	23.1%	23.5%	20.9%
Consumer finance revenues (in thousands)	$(104,891)	$(35,340)	$(37,412)	$42,352
Insurance revenues (in thousands)	$6,273	$22,683	$29,938	$38,948
Selling, general and administrative expenses (in thousands)	$136,562	$194,261	$259,849	$310,787
Consumer finance operating expenses (in thousands)	$31,130	$39,022	$51,453	$40,471
Insurance operating expenses (in thousands)	$4,082	$9,973	$13,511	$15,468
Restructuring charges (reversals) (in thousands)	$20,549	$(2,071)	$6,511	$17,768
Goodwill and other asset impairment charges (in thousands)	$17,864	$14,255	$65,479	$—
Provision for losses on credit sales (in thousands)	$5,014	$44,956	$52,512	$20,657
Interest expense (in thousands)	$32,682	$29,395	$40,126	$55,103
Net loss (in thousands)	$(416,371)	$(99,506)	$(193,051)	$(176,049)
New single-section homes sold - retail	928	1,791	2,297	4,011
New multi-section homes sold - retail	4,191	5,369	7,230	9,216
Used homes sold - retail	522	742	948	1,425
New single-section homes sold - wholesale	731	2,151	2,708	1,864
New multi-section homes sold - wholesale	5,274	6,685	9,147	8,025
Average new single-section sales price - retail	$23,800	$31,900	$32,000	$30,600
Average new single-section sales price - retail, excluding bulk sales	$33,200	$31,900	$32,000	$30,600
Average new multi-section sales price- retail	$53,200	$59,000	$59,500	$55,700
Average new multi-section sales price- retail, excluding bulk sales	$63,000	$59,000	$59,500	$55,700
Average new single-section sales price - wholesale	$21,000	$19,200	$19,300	$21,300
Average new multi-section sales price - wholesale	$41,900	$38,800	$39,100	$38,900
Weighted average number of retail sales centers open during the year	153	245	241	352
Average dollar sales per sales center (in millions)	$1.6	$1.6	$2.1	$1.9

2003 Compared to 2002

Net sales

     The Company’s sales volume continued to be adversely affected by extremely competitive industry conditions and generally weak economic conditions, as well as a reduction in the number of open sales centers during 2003. The Company also experienced a disruption in its business due to its Chapter 11 filing in mid-November, although the Company is not able to quantify the effect of such disruption. Retail sales dollar volume decreased 35%, reflecting a 29% decrease in new unit volume, principally as a result of the Company operating fewer sales centers during the year as compared to the same period in 2002. In addition, the average new unit sales prices of single-section and multi-section homes decreased 25% and 10%, respectively. Average retail sales prices of single-section and multi-section homes decreased as a result of sales price reductions taken to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices in 2003 on single-section and multi- section homes were $33,200 and $63,000, respectively and rose slightly from 2002 principally due to product mix. Multi-section homes accounted for 82% of retail new unit sales compared to 75% last year.

     During 2003 and 2002 the Company opened no new sales centers. As part of its operational restructuring, the Company closed 111 sales centers during the nine months ended June 30, 2003. The closed sales centers were located principally in the Deep South, Tennessee and Texas markets. During the nine months ended June 30, 2002 the Company closed 60 underperforming sales centers and converted three sales centers to centers that exclusively market repossessed homes. These closures resulted principally from the Company’s restructuring plan announced in the fourth quarter of 2001. At June 30, 2003 the Company had 113 retail sales centers open compared to 236 open at June 30, 2002. Total new retail sales dollars at sales centers open more than one year decreased 20% during the nine months ended June 30, 2003. At June 30, 2003 the Company operated ten sales centers that exclusively market repossessed homes compared to 37 at June 30, 2002.

     Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 21% during 2003, reflecting a 32% decrease in wholesale unit volume. The decline in unit volume results principally from the closure of five manufacturing plants which served wholesale dealers in certain areas of the country, as well as a disruption in business due to the Chapter 11 filing. This decrease was partially offset by an increase in the average new unit sales price of single-section and multi-section homes of 9% and 8%, respectively, which resulted principally from a change in product mix.

Gross profit

     Consolidated gross profit margin decreased from 23.1% in 2002 to 17.9% in 2003. This decrease resulted principally from reduced margins on sales of inventory to customers at closing sales centers, the bulk sale of retail inventory at wholesale prices to other manufactured housing dealers and a provision of $8.5 million to reduce the carrying value of inventory remaining at closing retail sales centers and manufacturing plants to the lower of cost or market. In addition, wholesale sales increased from 44% of total sales in 2002 to 49% in 2003. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

     Consumer finance revenues are summarized as follows:

	Nine month
	transition period	Nine months	Year
	ended	ended	ended
	June 30,	June 30,	September 30,
(in thousands)	2003	2002	2002

Gains (losses) on securities sold and loans sold or held for sale:
Gain (loss) on sale of securities and loans	$(48,147)	$4,407	$5,595
Lower of cost or market valuation provisions on loans held for sale	(31,758)	(2,407)	(3,522)

	(79,905)	2,000	2,073
Interest income	16,745	10,568	13,859
Servicing fees, net of amortization of servicing assets and liabilities	34,070	31,126	37,484
REMIC residual income	1,279	4,014	4,673
Impairment and valuation provisions - retained REMIC interests	(79,725)	(85,170)	(98,344)
Other	2,645	2,122	2,843

	$(104,891)	$(35,340)	$(37,412)

     The increase in interest income reflects higher average outstanding balances of loans held for sale in the warehouse prior to securitization or sale. The higher average warehouse balances resulted from the timing of securitizations, as the Company did not complete a securitization during the year and did not sell any loans until its whole loan sale in March 2003. This increase was offset by slightly lower yields on loans in the warehouse.

     Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of an increase in servicing fee cash flow, principally due to the elevation of the priority of payment of the Company’s servicing fees as a result of the assumption and assignment of the servicing contracts described under “Proceedings under Chapter 11 of the Bankruptcy Code” in Item 1 of this Annual Report on Form 10-K. The adjustments to the amounts recorded for guarantee liabilities and servicing assets and liabilities arising from the change in payment priority of servicing fees are reflected in reorganization items in the Consolidated Statement of Operations.

     The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of higher credit losses and the change in the priority of the Company’s servicing fees.

     The $48.1 million loss on sale of securities and loans reflects the whole loan sale of $260 million of installment sale contracts and mortgage loans to an investor. Such loss does not reflect provisions recorded in interim periods to reduce loans held for sale to the lower of cost or market; such provisions are reversed when the related loans are sold and the actual loss is measured. While the sale of loans was a sale of whole loans rather than a securitization of loans as the Company has most often done in the past, the Company believes that its net proceeds were adversely affected by poor conditions in the manufactured housing asset-backed securities market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events, the Company did not record an asset at June 30, 2003 for any such contingent compensation. The gain on sale of securities and loans during 2002 reflected the completion of three securitizations. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

     The $31.8 million charge to reduce loans held for sale to the lower of cost or market relates principally to loans held for sale at June 30, 2003.

     Impairment and valuation provisions on retained REMIC interests are summarized as follows:

	Nine month
	transition period	Nine months	Year
	ended	ended	ended
	June 30,	June 30,	September 30,
(in thousands)	2003	2002	2002

Impairment writedowns of residual REMIC interests	$919	$1,914	$1,914
Impairment writedowns of regular REMIC interests	6,121	—	237
Valuation provisions on servicing contracts	3,462	46,614	54,289
Additional provisions for guarantee obligations on REMIC securities sold	69,223	36,642	41,904

	$79,725	$85,170	$98,344

     These impairment and valuation provisions generally resulted from changes in the Company’s estimates of credit losses on securitized loans. The elimination of the loan assumption program described below and the Company’s inability to offer consumer financing to facilitate retail sales of repossessed homes due to liquidity constraints have required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. The Company currently sells substantially all repossessions through wholesale channels of distribution and expects this practice to continue for the foreseeable future. In addition to this change, the Company also revised upward certain of its expected default rates on securitization pools which have experienced a rise in repossessions due to continued weak economic conditions. As a result of these factors, the Company expects future credit losses to remain at elevated levels, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold. The adverse effect of credit losses on the value of the Company’s servicing contracts was substantially eliminated in 2003 by the elevation of the payment priority of the Company’s servicing fees, as more fully described under “Proceedings under Chapter 11 of the Bankruptcy Code” in Item 1 of this Annual Report on Form 10-K. As a result, valuation provisions on servicing contracts declined substantially from 2002.

     As further described in Note 6 to the Consolidated Financial Statements, the estimated value of the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults.

     At June 30, 2003 the aggregate valuation of retained interests was a net liability of $334.8 million, reflecting guarantee obligations on certain of the REMIC securities. The effect of a 10% adverse change in the credit losses assumption at June 30, 2003 would increase the net liability by approximately $1.2 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

     In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. As previously discussed, during June 2002 the Company decided to substantially curtail the loan assumption program as a result of the significant expense associated with the program and the negative effect it was having on liquidity. The Company converted the majority of assumption units to repossession status. The expenses associated with this program, which are reflected in the provision for losses on credit sales in the Consolidated Statement of Operations, amounted to $38.0 million for the nine months ended June 30, 2002. There were no loan assumption expenses in 2003.

     For the nine months ended June 30, 2003 total credit losses on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 9.50% on an annualized basis of the average principal balance of the related loans, compared to approximately 3.31% on an annualized basis one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The increase in the charge-off ratio at June 30, 2003 compared to June 30, 2002 is principally related to a decrease in recovery rates, and the resulting increase in losses, on repossessions sold through wholesale distribution channels. As discussed above, the elimination of the loan assumption program and the elimination of consumer financing to facilitate retail sales of repossessions have required the Company to increase the number of repossessed homes sold through wholesale distribution channels, which typically carry much lower recovery rates than those sold through the retail distribution channel. At June 30, 2003 the Company had a total of 5,874 unsold properties in repossession or foreclosure, including former pending assumption or equity transfer units that were converted to repossession status at June 30, 2002, (approximately 4.82% of the total number of serviced loans) compared to 6,772, 7,063 and 5,940 (including pending assumption or equity transfer units) at June 30, 2002 and September 30, 2002 and 2001, respectively (approximately 5.03%, 5.27% and 4.43%, respectively, of the total number of serviced loans).

     At June 30, 2003 the delinquency rate on loans serviced by the Company was 5.1%, compared to 5.5% at June 30, 2002. Higher delinquency levels and continuing weak economic conditions may result in increased repossessions and related future impairment and valuation provisions.

Insurance revenues

     Insurance revenues from the Company’s captive reinsurance business decreased 72% to $6.3 million in 2003 from $22.7 million in 2002, primarily due to the voluntary liquidation of the reinsurance business described below.

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan under which the remaining physical damage insurance exposure was ceded back to the ceding company, eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks as of that date and will discontinue all operations and be formally closed by December 31, 2003, subject to regulatory approval.

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased $57.7 million, or 30%, in 2003 compared to 2002. This decrease is primarily due to the closure of sales centers and manufacturing plants in connection with the Company’s restructuring described above under “Net sales.” Selling, general and administrative expenses fell to 28.0% of net sales in 2003 from 28.4% of net sales in 2002 despite the fixed nature of certain of these expenses because of cost reduction efforts and due to the closure of relatively poorer performing retail and manufacturing operations.

Consumer finance operating expenses

     Consumer finance operating expenses decreased $7.9 million, or 20%, during 2003 principally due to reduced headcount as a consequence of lower origination volume and to lower provisions to discount certain loan servicing advances to present value. The reduced provisions reflect reduced net advances made in 2003, which reflect, in part, the discontinuance of the loan assumption program.

Insurance operating expenses

     Insurance operating expenses decreased 59% to $4.1 million during 2003 principally as a result of the Company’s decision to cease its reinsurance business operations as discussed under “Insurance revenues” above.

Restructuring charges

     Restructuring charges relate principally to asset writedowns and closing cost accruals arising from decisions to close manufacturing plants, sales centers and other locations, and to reduce overhead costs. Such provisions in 2003 reflect the significant scope of reorganization activities in 2003, including those activities undertaken in connection with the bankruptcy filing. The credit to restructuring charges for the nine months ended June 30, 2002 reflects changes in the estimated magnitude of restructuring costs recorded as a result of the decision made in 2001 to close approximately 90 sales centers.

     In the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 45 underperforming sales centers.

Goodwill and other asset impairment charges

     Goodwill and other asset impairment charges in 2003 relate principally to reductions in the carrying value of closed manufacturing plants and sales centers held for sale to their net realizable value. Such charges in the nine months ended June 30, 2002 consisted of approximately $14.3 million of impairment charges relating to the closure of a manufacturing plant and underperforming sales centers.

     In the fourth quarter of 2002 the Company recorded impairment charges of approximately $51.2 million, principally as a result of a reassessment of the value of goodwill and other intangible assets.

Provision for losses on credit sales

     The provision for losses on credit sales decreased significantly in 2003, principally as a result of the discontinuation of the loan assumption program in June 2002 as described under “Consumer finance revenues” above.

Interest expense

     Interest expense increased $3.3 million, or 11%, during 2003 due to an increase in interest on short-term borrowings due to higher average balances outstanding and higher interest rates. Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $15.2 million of contractually stated interest was not recorded as interest expense during the nine months ended June 30, 2003.

Reorganization items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described under “Consumer finance revenues” above, the Court approved actions that elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal amounted to $87.8 million for the nine months ended June 30, 2003. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company will be required to pay under the guarantees. The Company’s proposed plan of reorganization provides for the conversion of the guarantee liabilities into a portion of the Company’s post restructuring common shares. Professional fees of $17.5 million include financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

     For the nine months ended June 30, 2002 the Company recorded an income tax benefit of $72.2 million resulting from the enactment of the Job Creation and Worker Assistance Act of 2002 (“the Act”) on March 8, 2002. The Act extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. For the nine months ended June 30, 2002 the Company also recorded an income tax benefit of $6.5 million resulting from the completion of an examination of the Company’s federal income tax returns for the fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

     Despite recording a net loss in 2003, no income tax benefit was recorded. Because the Company has operated at a loss in its five most recent fiscal years and believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”), it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. Additionally, the Company’s bankruptcy filing and resulting proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards. At June 30, 2003 the Company had approximately $288 million of deferred tax assets against which a valuation allowance of approximately $286 million was recorded. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

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

Consumer finance revenues

     Consumer finance revenues are summarized as follows:

	Year ended
	September 30,
	2002	2001
(in thousands)

Gains (losses) on securities sold and loans sold or held for sale:
Gain on sale of securities and loans	$5,595	$10,200
Lower of cost or market valuation provisions on loans held for sale	(3,522)	—

	2,073	10,200
Interest income	13,859	31,281
Servicing fees, net of amortization of servicing assets and liabilities	37,484	27,830
REMIC residual income	4,673	9,118
Impairment and valuation provisions - retained REMIC interests	(98,344)	(37,740)
Other	2,843	1,663

	$(37,412)	$42,352

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

     Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased principally as a result of increased servicing liability amortization. This increase was partially offset by lower overall servicing cash flows from the Company’s securitizations. The timing and amount of servicing cash flows may vary based on the performance of loans in the securitizations and the number of repossessions liquidated. In some instances, however, certain securitizations did not generate sufficient cash flows to enable the Company to receive its full servicing fee. The Company has not recorded revenues or receivables for these shortfalls because the Company’s right to receive servicing fees generally is subordinate to the holders of regular REMIC interests.

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

     Impairment and valuation provisions are summarized as follows:

	Year ended
	September 30,
(in thousands)	2002	2001

Impairment writedowns of residual REMIC interests	$1,914	$620
Impairment writedowns of regular REMIC interests	237	20,563
Valuation provisions on servicing contracts	54,289	16,398
Additional provisions for guarantee obligations on REMIC securities sold	41,904	159

	$98,344	$37,740

     These impairment and valuation provisions generally resulted from changes in the Company’s estimates of credit losses and voluntary prepayment rates on securitized loans. During June 2002 the Company decided to substantially curtail its loan assumption program, which was implemented in 2001. The elimination of the loan assumption program required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel, resulting in higher credit losses. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows, projected shortfalls in future servicing fee revenues and estimated payments under guarantee obligations on certain subordinated securities sold as a result of such higher credit losses. In addition to these changes to estimated credit losses, the Company also reduced its voluntary prepayment speed assumptions over the estimated lives of the securitization transactions to reflect the industry’s current retail lending interest rate environment, reduced retail consumer lending capacity as well as the Company’s recent actual voluntary prepayment experience.

     As further described in Note 6 to the Consolidated Financial Statements, the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults. At September 30, 2002 the aggregate valuation of retained interests was a net liability of $103.1 million, reflecting the guarantee obligations and the net servicing liability on certain of the REMIC securities. The effect of a 10% adverse change in the credit losses assumption at September 30, 2002 would increase the net liability by approximately $50.4 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

     The Company believes that its historical loss experience was favorably affected by its ability to resell repossessed units through its retail sales centers. In an effort to reduce the cost of repossession and foreclosure, the Company made use of its loan assumption program beginning in 2001 as an alternative to foreclosure. Under this program, the Company endeavored to find a new buyer that met the then-current underwriting standards for repossessed homes who was willing to assume the defaulting obligor’s loan. The expenses associated with this program, which are reflected in the provision for losses on credit sales in the Consolidated Statement of Operations, amounted to $44.3 million in 2002 and $12.2 million in 2001. During June 2002 the Company decided to substantially curtail the loan assumption program as a result of the significant expense associated with the program and the negative effect it was having on liquidity. The Company converted the majority of assumption units to repossession status.

     For the year ended September 30, 2002 total credit losses on loans originated by the Company, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 4.60% of the average principal balance of the related loans, compared to approximately 2.15% one year ago. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. Expenses associated with the loan assumption program implemented in June 2001, as described above, are also included in total credit losses as a percentage of average principal balance and are the principal reason for the increase during 2002. At September 30, 2002 the Company had a total of 7,063 unsold properties in repossession or foreclosure (approximately 5.27% of the total number of serviced loans) compared to 5,940 (including pending assumption or equity transfer units) and 2,603 at September 30, 2001 and 2000, respectively (approximately 4.43% and 1.99%, respectively, of the total number of serviced loans).

     At September 30, 2002 the delinquency rate on loans serviced by the Company was 5.4%, compared to 6.1% at September 30, 2001. Higher delinquency levels may result in increased repossessions and related future impairment and valuation provisions.

Insurance revenues

     Insurance revenues from the Company’s captive reinsurance business decreased 23% to $29.9 million in 2002 from $38.9 million in 2001. This decrease reflects lower new insurance premium sales as a result of lower new home sales by the Company’s retail operations, as well as the sale of policies with shorter insurance terms, predominantly annual policies only.

     In fiscal years 2002 and 2001 the Company took various actions in order to reduce the levels of credit support, which take the form of letters of credit and/or cash, required to secure the reinsurance subsidiary’s obligations to pay claims and meet regulatory capital requirements. Effective August 1, 2000 the Company entered into an extended service contract premium recapture agreement where unearned premium and loss reserves were transferred back to the ceding company. This transaction effectively created a commission-based arrangement for this line of business. On March 1, 2001 the Company entered into a similar arrangement that amended the basis upon which credit life premiums are ceded. Under the terms of the agreement, all unearned credit life premiums and loss reserves were transferred back to the ceding company and credit life premiums were ceded on an earned basis, rather than on a written basis. Effective June 1, 2000 the Company entered into a physical damage quota share agreement under which the Company only reinsured 50% of the physical damage insurance risk, the remaining 50% of the risk being retained by the Company’s ceding insurer. As a result of the Company’s favorable loss experience, the Company recognized incremental commissions of $606,000 and $1.7 million in 2002 and 2001, respectively. As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. On November 1, 2002 the Company entered into a voluntary liquidation plan whereby the remaining 50% balance of the physical damage premium under the quota share agreement would be recaptured, eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and close, subject to regulatory approval.

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

Restructuring charges

     Restructuring charges decreased from 2001 to 2002 principally due a decrease in the number of underperforming sales centers the Company decided to close from approximately 90 in 2001 to 45 in 2002.

Goodwill and other asset impairment charges

     During 2002 the Company recorded $70.1 million of charges related principally to the impairment of the carrying value of goodwill, assembled workforces and distribution networks. Such impairment provisions related to intangible assets amounted to $41.5 million and were based upon an analysis of cash flows. Additionally, the Company recorded asset impairment charges related to the closure of a manufacturing plant and certain underperforming retail sales centers amounting to $18.9 million. As a result of the closure of these retail sales centers and the closure of sales centers announced subsequent to September 30, 2002, the Company also recorded a charge of $9.7 million in the fourth quarter of 2002 to reduce the carrying value of inventory located at these stores to its estimated realizable value. The Company sold a substantial portion of the inventory located at these retail sales centers through wholesale distribution channels, which generated reduced margins, in an effort to expedite the sales center closing process.

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

The remaining tax benefit from the extended carryback period in the form of a cash refund of approximately $26 million was realized in December 2002.

     Under the provisions of FAS 109 management does not believe it is appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. At September 30, 2002 the Company had approximately $131 million of deferred tax assets against which a full valuation allowance was recorded. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

Liquidity and Capital Resources

     For the nine months ended June 30, 2003 and years ended September 30, 2002 and 2001 the Company reported net losses of $416.4 million, $193.1 million and $176.0 million, respectively. Included in the net loss for nine months ended June 30, 2003 and the years ended September 30, 2002 and 2001 were impairment and valuation provisions of $79.7 million, $98.3 million and $37.7 million, respectively. In addition, the net loss for the nine months ended June 30, 2003 includes net charges of $166.7 million related to the Company’s reorganization as more fully described in Note 17 to the Consolidated Financial Statements. Net income for the year ended September 30, 2002 reflects an income tax benefit of $78.7 million, primarily resulting from the enactment of the Job Creation and Worker Assistance Act of 2002, which extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. In addition, $6.5 million of the benefit resulted from the completion of an examination of the Company’s federal income tax returns for fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

     These financial results reflect the difficult business conditions within the manufactured housing industry over the last several years including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 23% during calendar 2001, 13% during calendar 2002 and by approximately 26% during the first six months of calendar 2003, while industry repossessions continue in the approximate range of 80,000 to 90,000 units annually, more than 50% of new home shipments.

     In addition to the industry and economic factors described above, the Company’s loans continued to perform poorly during 2002 and 2003, and the manufactured housing asset-backed securities market, into which the Company sells its loans, deteriorated further. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, resulted in the Company’s loan servicing income being substantially eliminated. These factors have also increased the estimated future payments the Company would be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

     Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As more fully described in Note 1 to the Consolidated Financial Statements, as a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors filed for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business.

     It is not possible to predict the effect of the resolution of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management’s intention to emerge from Chapter 11 as quickly as possible. The Company’s proposed reorganization plan, as amended through September 9, 2003, provides for the conversion of the Company’s $303 million of senior unsecured debt, its guarantees of principal and interest on $275 million principal amount of subordinated REMIC bonds and certain other unsecured indebtedness into the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. At a hearing scheduled for September 26, 2003 the Company expects to ask the Court to approve the disclosure statement and the solicitation of its creditors to approve the plan as proposed. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the disclosure statement will be approved by the Court or that the proposed plan will be approved by the creditors of the Company and confirmed by the Court. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described under “Forward Looking Statements” below.

     On November 23, 2002 the Debtors reached an agreement with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The DIP Facility included an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing Advance Loan”). On July 14, 2003 the Tranche A Revolving Loan commitment was decreased from $140 million to $90 million.

     On January 28, 2003 the Debtors closed the Tranche A Revolving Loan of the DIP Facility. Borrowings under the Tranche A Revolving Loan bear interest at the greater of (a) LIBOR plus 5% or (b) 9.5% and are secured by a priority lien on substantially all of the Debtors’ assets. The Tranche A Revolving Loan is intended to provide for the Debtors’ general liquidity needs while the Debtors complete their reorganization.

     The Tranche A Revolving Loan terminates on the earliest of (a) November 30, 2003, (b) the date of substantial consummation of a plan of reorganization as confirmed by an order of the Court, (c) the sale of a material part of any Debtor’s assets, (d) the date of the conversion of the bankruptcy case of any of the Debtors to a case under Chapter 7 of the federal bankruptcy laws, (e) the date of the dismissal of the Chapter 11 case of any of the Debtors or (f) the earlier of the date on which (i) all of the loans under the Tranche A Revolving Loan become due and payable or (ii) all of the loans under the Tranche A Revolving Loan are paid in full and the Tranche A Revolving Loan is terminated.

     In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to borrow up to $75 million for the purchase of qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the final receivables purchase date in October 2003. A summary of the funding status of OAR II at June 30, 2003 is in Note 11 to the Consolidated Financial Statements.

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

     The Company also reached an agreement with a financial institution which provided for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization. This facility provides liquidity for short-term financing of the company’s loan originations prior to their permanent sale or securitization and is more fully described in Note 11 to the Consolidated Financial Statements.

     In addition to the liquidity provided by the DIP Facility and the loan purchase facility, the elevation of the Company’s right to receive servicing fees under its servicing contracts improves the Company’s operating cash flow. See “Proceedings under Chapter 11 of the Bankruptcy Code” under Item 1 of this Annual Report on Form 10-K.

     The Company believes that borrowings under these credit facilities, coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow (including increased servicing fee cash flow), will be sufficient to enable the Company to meet its obligations and to execute its business plan. Continued access to borrowings under such facilities is dependent upon the Company’s compliance with the terms and conditions contained therein, including compliance with financial covenants. In addition, the DIP Facility terminates not later than November 30, 2003 and the Company’s loan purchase facility effectively terminates simultaneously with the DIP Facility. If the Company has not obtained an extension of the expiration of these facilities before their scheduled termination or obtained replacement facilities sufficient to meet the Company’s liquidity needs, it is unlikely the Company could continue to operate in the normal course of business.

     The retail financing of sales of the Company’s products has historically been an integral part of the Company’s vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. During 2003 the Company completed a sale of whole loans rather than a securitization of loans. The Company believes that its net proceeds from the whole loans sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events, the Company did not record an asset at June 30, 2003 for any such contingent compensation.

     The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations than it typically received in securitizations in 2002 and earlier years. The Company may engage in whole loan sales in the future as an alternative to, or in addition to, loan securitizations. Should the Company’s ability to access the asset-backed securities market or whole loan sale market become impaired, the Company would be required to obtain additional sources of funding for its finance business or curtail its loan originations, which could adversely affect its reorganization plans.

     From time to time, the Company has retained certain subordinated securities from its securitizations. At June 30, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $5.2 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. Continued lack of demand for subordinated asset-backed securities would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact on the Company’s liquidity, operations and its reorganization plan.

     The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to maintain as little inventory as practicable. As part of the Company’s Chapter 11 bankruptcy filing, five of its 19 plants were closed, along with the loan origination operations in Texas. The Company also announced plans to close an additional 75 sales centers, located principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations were closed by June 30, 2003. In July 2003 the Company announced the closure of an additional 15 retail sales centers. Following these closures, the Company will operate approximately 98 retail sales centers.

     The Company estimates that in 2004 capital expenditures will approximate $8 million, comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

     During the nine months ended June 30, 2003 the Company decreased inventories by $55.5 million, principally due to the closing of underperforming retail sales centers.

     The decrease in loans and investments from September 30, 2002 principally reflects a decrease in retained interests in REMIC securitizations from $28 million at September 30, 2002 to $19 million at June 30, 2003. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization or whole loan sale transactions affect the amount of loans held for sale at any point in time. There were no securitizations during the nine months ended June 30, 2003; however, the Company completed a whole loan sale in March 2003.

Off-balance sheet arrangements

     The Company’s off-balance sheet arrangements consist of its retained interests in securitizations, information about which is included in Notes 2, 5 and 6 to the Consolidated Financial Statements. Such retained interests include subordinated regular and residual REMIC interests, servicing contracts and guarantee liabilities, each of which was entered into in the normal course of the Company’s securitization activities.

     The regular and residual REMIC interests were created as components of various of the Company’s loan securitizations, but were retained by the Company because either there was no ready market in which to sell such interests or the Company was unable to sell such interests at a price acceptable to the Company. These retained interests, particularly the residual interests, are subject to substantial credit risk because they are subordinate to the other, more senior obligations of the securitization trusts which are held by third party investors. Such retained interests provide modest cash flow to the Company and will be sold if the Company receives a purchase offer it finds acceptable.

     The servicing contracts are an important source of revenue to the Company because of the elevation of the priority of the Company’s right to receive its servicing fees under the contracts as described under “Proceedings under Chapter 11 of the Bankruptcy Code” under Item 1 of this Annual Report on Form 10-K. Such servicing fees currently exceed the cost of providing the related services and accordingly are an important source of liquidity and profitability.

     The Company regularly has engaged in securitizations through the asset-backed securities market in order to obtain the capital necessary to provide the retail financing of sales of the Company’s products that has historically been an integral part of the Company’s vertical integration strategy. The Company may engage in asset-backed securitizations in the future, although the terms of such securitizations will likely be less favorable to the Company than those of prior securitizations, primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. The Company may engage in whole loan sales in addition to, or in lieu of, securitization transactions.

     The guarantees, under which the Company guaranteed the payment of principal and interest on certain subordinated REMIC securities sold in its securitizations, initially were entered into for the purpose of increasing the price at which such securities were sold. Because of the significant increase in current and estimated future credit losses on loans serviced by the Company, the estimated amounts ultimately payable by the Company pursuant to the guarantees increased dramatically, and the magnitude of such potential payments was among the reasons the Company filed for bankruptcy protection. The Company’s proposed plan of reorganization provides for the conversion of the guarantee liability claims into a portion of the Company’s post restructuring common shares.

New Accounting Standards

     In November 2002 the Financial Accounting Standards Board (the “Board”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. Although the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, FIN 45 does include specific disclosure requirements for warranty obligations. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003; adoption of the standard had no material effect on the Company’s financial condition or results of operations.

     In January 2003 the Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company expects that this new standard will not have any material effect on its financial condition and results of operations attributable to the financial accounting for any variable interest entity in which the Company currently has an interest.

     In June 2002 the Board adopted Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). FAS 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The Company adopted FAS 146 effective January 1, 2003; adoption of the standard had no material effect on the Company’s financial condition of results of operations.

     In December 2002 the Board adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure — an amendment of FAS 123” (FAS 148). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, the standard is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods. Even those companies that choose not to adopt the accounting provisions of FAS 123 will be affected by this standard. FAS 148 mandates certain new disclosures that are incremental to those required by FAS 123. The transition and annual disclosure provisions of FAS 148 are effective for interim periods and fiscal years ending after December 15, 2002. The Company continues to account for its stock options under APB 25 and adopted the new disclosure requirements of the FAS 148 effective the second quarter of fiscal year 2003.

Market risk

     Certain of the Company’s financial instruments are subject to market risk, including interest rate risk. The Company’s financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company has no financial instruments held for trading purposes.

     The Company originates loans, most of which are at fixed rates of interest, in the ordinary course of business and periodically securitizes or sells them to obtain permanent financing for such loan originations. Accordingly, the Company’s loans held for sale are exposed to risk from changes in interest rates between the times loans are originated and the time at which the Company obtains permanent financing, generally at fixed rates of interest, in the asset-backed securities market or whole loan sale market. The Company attempts to manage this risk by minimizing the warehousing period of unsecuritized loans. Loans held for sale are excluded from the table below as they primarily represent recent originations which are intended for securitization or sale in fiscal 2004.

     Loans held for investment act as collateral for certain of the Company’s debt obligations, which were repaid during 2001 and are subject to interest rate risk. The Company currently does not originate any loans with the intention of holding them for investment.

     Retained regular and residual REMIC interests are held as available for sale securities; the value of these securities may change in response to, among other things, changes in interest rates. Such interests in REMIC securitizations are valued as described in Notes 2, 5 and 6 to the Consolidated Financial Statements.

     The Company’s loan purchase facility and DIP Facility provide for interest at a variable rate. Accordingly, an increase in short-term interest rates would adversely affect interest expense on such facility. In addition, certain of the Company’s notes and bonds payable bear interest at floating rates, and interest expense on such obligations would be adversely affected by an increase in short-term interest rates.

     The following table sets forth the Company’s financial instruments that are sensitive to changes in interest rates at June 30, 2003:

		Assumed cash flows
	Weighted average
	interest rate at year								Estimated fair
(dollar amounts in thousands)	end(1)	2004	2005	2006	2007	2008	Thereafter	Total	value

Loans held for investment(2)
Fixed rate loans	10.3%	$641	$560	$487	$423	$366	$1,703	$4,180	$2,493
Retained REMIC interests(3)
Regular interests	9.3%	3,317	1,577	1,397	998	725	869	8,883	6,192
Residual interests	16.0%	8,238	653	576	5,216	3,409	260	18,352	12,439

(1)  For REMIC residual interests represents the weighted average interest rate used to discount assumed cash flows.

(2)  Assumed cash flows represent contractual cash flows reduced by the effects of estimated prepayments.

(3)  Assumed cash flows reflect the assumed prepayment rates used in estimating the fair values of the related REMIC interests.

		Maturities
	Weighted average
	interest rate at								Estimated fair
(dollar amounts in thousands)	year end	2004	2005	2006	2007	2008	Thereafter	Total	value

Short-termborrowings	4.7%	$180,536	$—	$—	$—	$—	$—	$180,536	$180,536
Notes and bonds payable
Fixed rate	8.0%	124,666	92	88	2,727	49	174,319	301,941	75,844
Variable rate	2.0%	875	756	762	668	575	2,860	6,496	6,496

Forward Looking Statements

     This Annual Report on Form 10-K contains certain forward-looking statements and information based on beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. These statements include, among others, statements relating to the Company’s expectation that it will operate approximately 98 sales centers in the future; the Company’s expectation that an increasing percentage of its sales will be through independent dealers in 2004; the Company’s intention to sell the Pinehurst and Hendersonville subdivisions; the Company’s beliefs regarding the capacity of its manufacturing lines; the Company’s beliefs regarding the adverse causes of the loss on its whole loan sale of $260 million of installment sale contracts and mortgage loans; the Company’s belief that its participation in incremental commissions from its insurance operations will reduce the volatility of the Company’s earnings; the Company’s expectation that future credit losses will increase, particularly in the near-to-mid term; management’s belief that difficult competitive and economic conditions may continue for the foreseeable future, making it inappropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid; the Company’s assumption that it will sell substantially all repossessions through wholesale distribution channels; the Company’s expectation that it will be able to access sufficient working capital to fund its operations while in bankruptcy proceedings; the Company’s belief that it will be able to continue to generate liquidity through its securitization program or through whole loan sales; the Company’s belief that it will successfully emerge from its Chapter 11 reorganization as a going concern; the Company’s expectation that it will continue to operate in the ordinary course of business during the Chapter 11 reorganization; the Company’s belief that borrowings under credit facilities and access to the asset-backed securitization market and/or whole loan sales will be sufficient for the Company to meet its obligations and execute its business plan throughout the bankruptcy proceedings; the Company’s belief that the whole loan selling prices are being adversely affected by conditions in the manufactured housing asset-backed market; the Company’s belief that the Company’s common stock will likely be substantially or completely diluted or cancelled under the reorganization plan and that the claims of the Company’s unsecured creditors, including senior notes and REMIC guarantee obligations, will be converted to equity; and the Company’s estimate that it may spend $8 million on capital expenditures in fiscal 2004.

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

Item 8. Financial Statements and Supplementary Data

Consolidated Statement of Operations

Oakwood Homes Corporation and Subsidiaries

(in thousands except per share data)

	Nine month
	transition period
	ended	Year ended September 30,
	June 30,
	2003	2002	2001

Revenues
Net sales	$486,940	$926,535	$1,005,120
Financial services (Note 4)
Consumer finance, net of impairment and valuation provisions	(104,891)	(37,412)	42,352
Insurance	6,273	29,938	38,948

	(98,618)	(7,474)	81,300
Other income	9,867	7,553	9,285

Total revenues	398,189	926,614	1,095,705
Cost and expenses
Cost of sales	399,970	708,953	794,634
Selling, general and administrative expenses	136,562	259,849	310,787
Financial services operating expenses (Note 4)
Consumer finance	31,130	51,453	40,471
Insurance	4,082	13,511	15,468

	35,212	64,964	55,939
Restructuring charges (Note 15)	20,549	6,511	17,768
Goodwill and other asset impairment charges (Note 16)	17,864	65,479	—
Provision for losses on credit sales (Note 5)	5,014	52,512	20,657
Interest expense	32,682	40,126	55,103

Total costs and expenses	647,853	1,198,394	1,254,888

Loss before reorganization items, income taxes and cumulative effect of accounting changes	(249,664)	(271,780)	(159,183)
Reorganization items (Note 17)
Recapture of servicing impairment	87,790	—	—
Impairment of guarantee liabilities	(235,776)	—	—
Impairment of regular REMIC interests	(1,209)	—	—
Professional fees	(17,512)	—	—

	(166,707)	—	—

Loss before income taxes and cumulative effect of accounting changes	(416,371)	(271,780)	(159,183)
Provision for income taxes (Note 19)	—	(78,729)	—

Loss before cumulative effect of accounting changes	(416,371)	(193,051)	(159,183)
Cumulative effect of accounting changes, net of income taxes	—	—	(16,866)

Net loss	$(416,371)	$(193,051)	$(176,049)

Loss per share before cumulative effect of accounting changes
Basic	$(43.69)	$(20.33)	$(16.89)

Diluted	$(43.69)	$(20.33)	$(16.89)

Net loss per share
Basic	$(43.69)	$(20.33)	$(18.68)

Diluted	$(43.69)	$(20.33)	$(18.68)

The accompanying notes are an integral part of the financial statements.

Consolidated Balance Sheet

Oakwood Homes Corporation and Subsidiaries

(in thousands except share and per share data)

	June 30,	September 30,
	2003	2002

ASSETS
Cash and cash equivalents	$29,336	$20,107
Loans and investments (Note 5)	154,017	175,865
Other receivables (Note 7)	124,984	158,707
Inventories (Note 8)	122,753	178,295
Properties and facilities (Notes 9 and 12)	116,420	177,212
Other assets (Note 10)	143,940	50,262

	$691,450	$760,448

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Short-term borrowings (Note 11)	$180,536	$59,000
Notes and bonds payable (Note 12)	—	309,167
Accounts payable and accrued liabilities (Note 13)	120,316	251,167
Insurance reserves and unearned premiums	66	16,274
Deferred income taxes (Note 19)	6,169	6,169
Other long-term obligations (Note 14)	—	77,374

	307,087	719,151
Liabilities subject to compromise
Notes and bonds payable (Note 12)	308,437	—
Accounts payable and accrued liabilities (Note 13)	67,646	—
Other long-term obligations (Note 14)	381,879	—

	757,962	—
Commitments and contingencies (Note 23)
Shareholders’ equity (deficit)
Common stock, $.50 par value; 100,000,000 shares authorized; 9,537,000 shares issued and outstanding	4,769	4,769
Additional paid-in capital	199,857	199,857
Accumulated deficit	(580,925)	(164,554)

	(376,299)	40,072
Accumulated other comprehensive income	2,734	1,278
Unearned compensation	(34)	(53)

Total shareholders’ equity (deficit)	(373,599)	41,297

	$691,450	$760,448

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Cash Flows

Oakwood Homes Corporation and Subsidiaries

(in thousands)

	Nine month
	transition period	Year ended
	ended	September 30,
	June 30,
	2003	2002	2001

Operating activities
Net loss	$(416,371)	$(193,051)	$(176,049)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Cumulative effect of accounting changes	—	—	16,866
Depreciation and amortization	24,479	28,717	57,401
Provision for losses on credit sales, net of charge-offs	6,336	954	(584)
(Gain) loss on securities sold and loans sold or held for sale	79,905	(855)	(10,200)
Impairment and valuation provisions - retained interests	79,725	98,344	37,740
Excess of cash receipts over REMIC residual income recognized (income recognized over cash received)	(1,085)	2,011	(707)
Reversal of restructuring charges	(2,579)	(2,246)	(75)
Noncash restructuring and asset impairment charges	35,732	72,220	12,460
Noncash reorganization items	149,195	—	—
Other	(1,854)	(7,858)	(6,645)
Changes in assets and liabilities
Other receivables	34,087	(31,084)	(9,975)
Inventories	55,186	40,023	128,682
Deferred insurance policy acquisition costs	3,894	770	1,008
Other assets	(46,611)	(2,959)	(12,496)
Accounts payable and accrued liabilities	5,384	(25,918)	(26,682)
Insurance reserves and unearned premiums	(16,208)	(1,048)	(27,280)
Other long-term obligations	(494)	(3,951)	(2,805)

Cash used by operations	(11,279)	(25,931)	(19,341)
Loans originated	(295,686)	(815,520)	(847,005)
Purchase of loans and securities	—	(9,405)	—
Sale of loans	198,216	821,882	896,142
Principal receipts on loans	20,335	16,604	17,672

Cash provided (used) by operating activities	(88,414)	(12,370)	47,468

Investing activities
Acquisition of properties and facilities	(2,682)	(10,730)	(14,313)
Disposals of properties and facilities	17,480	2,008	3,169
Other	—	—	10,348

Cash provided (used) by investing activities	14,798	(8,722)	(796)

Financing activities
Net borrowings (repayments) on short-term credit facilities	121,536	11,500	(18,000)
Cash collateral deposited for Servicing Advance Loan (Note 11)	(37,941)	—	—
Payments on notes and bonds	(750)	(14,557)	(6,951)
Proceeds from exercise of stock options	—	10	2

Cash provided (used) by financing activities	82,845	(3,047)	(24,949)

Net increase (decrease) in cash and cash equivalents	9,229	(24,139)	21,723
Cash and cash equivalents
Beginning of year	20,107	44,246	22,523

End of year	$29,336	$20,107	$44,246

The accompanying notes are an integral part of the financial statements.

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) and Other Comprehensive Income (Loss)

Oakwood Homes Corporation and Subsidiaries

(in thousands except per share data)

				Retained	Accumulated
	Common		Additional	earnings	other		Total
	shares	Common	paid-in	(accumulated	comprehensive	Unearned	shareholders’
	outstanding	stock	capital	deficit)	income (loss)	compensation	equity (deficit)

Balance at September 30, 2000	9,421	$4,711	$188,583	$204,546	$7,625	$(181)	$405,284
Comprehensive income:
Net loss	—	—	—	(176,049)	—	—	(176,049)
Unrealized loss on securities available for sale	—	—	—	—	(1,713)	—	(1,713)

Total comprehensive loss	—	—	—	(176,049)	(1,713)	—	(177,762)
Exercise of stock options	1	—	2	—	—	—	2
Issuance of restricted stock	114	57	168	—	—	(355)	(130)
Forfeiture of restricted stock	(8)	(4)	(19)	—	—	23	—
Amortization of unearned compensation	—	—	—	—	—	350	350
Issuance of stock warrant	—	—	11,027	—	—	—	11,027

Balance at September 30, 2001	9,528	4,764	199,761	28,497	5,912	(163)	238,771
Comprehensive income:
Net loss	—	—	—	(193,051)	—	—	(193,051)
Unrealized loss on securities available for sale	—	—	—	—	(4,634)	—	(4,634)

Total comprehensive loss	—	—	—	(193,051)	(4,634)	—	(197,685)
Exercise of stock options	2	1	9	—	—	—	10
Issuance of restricted stock	14	7	104	—	—	(111)	—
Forfeiture of restricted stock	(7)	(3)	(17)	—	—	20	—
Amortization of unearned compensation	—	—	—	—	—	201	201

Balance at September 30, 2002	9,537	4,769	199,857	(164,554)	1,278	(53)	41,297
Comprehensive income:
Net loss	—	—	—	(416,371)	—	—	(416,371)
Unrealized gain on securities available for sale	—	—	—	—	1,456	—	1,456

Total comprehensive loss	—	—	—	(416,371)	1,456	—	(414,915)
Amortization of unearned compensation	—	—	—	—	—	19	19

Balance at June 30, 2003	9,537	$4,769	$199,857	$(580,925)	$2,734	$(34)	$(373,599)

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

Oakwood Homes Corporation and Subsidiaries

Note 1 – Proceedings Under Chapter 11 of the Bankruptcy Code

     On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors” and, with Oakwood Homes’ non-Debtor subsidiaries, the “Company”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware ( the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al.” The Debtors currently are operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

     The Company decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of consumer loans originated by the Company, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sold its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s independent dealers.

     The Company’s proposed reorganization plan as amended through September 9, 2003, provides for the conversion of the Company’s $303 million of senior unsecured debt, its guarantees of principal and interest on $275 million principal amount of subordinated REMIC securities and certain other unsecured indebtedness into the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. At a hearing scheduled for September 26, 2003 the Company expects to ask the Court to approve the disclosure statement and the solicitation of its creditors to approve the plan as proposed. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the disclosure statement will be approved by the Court or that the proposed plan will be approved by the creditors of the Company and confirmed by the Court. In addition, implementation of any confirmed plan of reorganization likely would require that the Company obtain replacements for its Loan Purchase Facility and DIP Facility, and there can be no assurances that the Company will be able to obtain such replacement facilities.

     As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these and other previously announced closings, the Company recorded approximately $20.5 million in restructuring charges and $17.0 million in asset impairment charges during the nine months ended June 30, 2003. In July 2003 the Company announced the closure of an additional 15 retail sales centers and recorded asset impairment charges of $0.9 million. Following these closures, the Company will operate approximately 98 sales centers and 14 manufacturing plants. At June 30, 2003 the Company held for sale nine manufacturing facilities with a net book value of $14.1 million.

     Following the Company’s bankruptcy filing, the Company entered into debtor-in-possession credit agreements as described in Note 11.

     In December 2002 and January 2003 the Court entered orders authorizing the Company’s finance subsidiary Oakwood Acceptance Corporation, LLC (“OAC”) to (1) assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“Oakwood Servicing”), a newly created limited purpose wholly-owned consolidated subsidiary of

OAC and (2) enter into and perform under a subservicing agreement with Oakwood Servicing. Under this structure, Oakwood Servicing has become the servicer of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. The elevation of servicing fees to a senior position resulted in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay securityholders in the REMIC trusts, the Company’s obligations under guarantees of certain subordinated REMIC securities increased substantially. While the effects of the elevation of the servicing fee priority on the Company’s estimated future guarantee obligations are fully reflected in the Consolidated Financial Statements, the offsetting effects of the increased estimated future servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the Consolidated Financial Statements. See Note 17.

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

     The United States Trustee has appointed an unsecured creditors committee. The official committee through its legal representatives has a right to be heard on all matters that come before the Court and is the primary entity with which the Company has been negotiating the terms of a plan of reorganization. To date, no other committees have been appointed by the United States Trustee. There can be no assurance this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively affect the Company’s ability to operate during bankruptcy and could delay the Company’s emergence from bankruptcy or cause the bankruptcy proceedings to be converted from a reorganization to a liquidation.

     The ultimate recovery, if any, by creditors, securityholders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what value will be ascribed in the bankruptcy proceedings to each of these constituencies. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities.

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

Description of business

     The Company is engaged in the production, sale and financing of manufactured housing in the United States.

Principles of consolidation, basis of presentation and going concern

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

     Under its previous accounting policy, the Company recognized revenue for the majority of retail sales based upon the sale closing process, which included execution of loan documents and related paperwork and receipt of the customer’s down payment. For those sales in which the home remains personal property, rather than being converted to real property (i.e., sales under retail installment contracts), the closing generally took place before the home was delivered to and installed on the customer’s site. In adopting the provisions of SAB 101, the Company changed its revenue recognition policy on these retail sales to a method based on delivery, installation and set up of the home at the customer’s site and completion of all significant contractual obligations. Retail sales transactions in which the home is converted from personal property to real property are financed as traditional mortgages rather than under retail installment contracts, and have historically been recognized on this method.

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

Consumer finance

     A substantial majority of the Company’s retail customers purchase homes on credit. In addition, the Company also provides financing to the customers of certain of its independent retailers. The related loans are evidenced by either installment sale contracts or mortgages originated by the Company’s finance subsidiary, OAC, or, to a lesser extent, by third party financial institutions.

Interest income

     Interest income on loans is recognized in accordance with the terms of the loans (principally level yield or 30-day accrual method).

Loan securitization

     The Company historically financed its lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits (“REMICs”) or, for certain FHA-insured loans, using collateralized mortgage obligations issued under authority granted to the Company by the Government National Mortgage Association (“GNMA”). During 2003, however, the Company securitized no loans.

     The Company allocates the sum of its basis in the loans conveyed to each REMIC and the costs of forming the REMIC among the REMIC interests retained and the REMIC interests sold to investors based upon the relative estimated fair values of such interests.

     The Company estimates the fair value of retained REMIC interests, including regular and residual interests, servicing contracts and guarantee liabilities based, in part, upon credit loss, discount rate and prepayment assumptions which management believes market participants would use for similar instruments.

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

     In October 2000 the Emerging Issues Task Force of the Financial Accounting Standards Board (the “EITF”) issued EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets,” which sets forth new accounting requirements for the recognition of impairment on REMIC interests arising from securitizations. Under the prior accounting rule, declines in the value of retained REMIC interests were recognized in earnings when the present value of estimated cash flows discounted at a risk-free rate using current assumptions was less than the carrying value of the retained interest. Under the new accounting rule, declines in value are recognized when the fair value of the retained interest is less than its carrying value and the timing and/or the amount of cash expected to be received from the retained interest has changed adversely from the previous valuation which determined the carrying value of the retained interest. When both of these circumstances occur, the carrying value of the retained interest is permanently reduced to its estimated fair value by a charge to earnings. The Company adopted EITF 99-20, as required, on April 1, 2001 and accordingly recorded a charge for the cumulative effect of an accounting change of $2.3 million as of that date.

     REMIC residual and regular interests retained by the Company following securitization are considered available for sale and are carried at their estimated fair value. The Company has no securities held for trading or investment purposes.

Servicing contracts and fees

     Servicing contracts are carried at the lower of cost or market. Servicing fee income is recognized as earned, net of amortization of servicing assets and liabilities, which are amortized in proportion to and over the period of estimated net servicing income. If the estimated fair value of a servicing contract is less than its carrying value, the Company records a valuation allowance by a charge to earnings to reduce the carrying value of the contract to its estimated fair value. Valuation allowances may be reversed to earnings upon the recovery of a contract’s fair value. Such recoveries are only recognized after sustained performance of the pool has been demonstrated.

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

Insurance underwriting

     The Company previously operated a captive reinsurance underwriting subsidiary, domiciled in Bermuda, for property and casualty and credit life insurance and service contract business. Premiums from reinsured insurance policies were deferred and recognized as revenue over the term of the contracts, generally ranging from one to five years. Claims expenses were recorded as insured events occurred. Policy acquisition costs, which consist principally of sales commissions and ceding fees, were deferred and amortized over the terms of the contracts.

     The Company estimated liabilities for reported unpaid insurance claims, which were reflected at undiscounted amounts, based upon reports from adjusters with respect to adjusted claims and based on historical average costs per claim for similar claims with respect to unadjusted claims. Adjustment expenses were accrued based on contractual rates with the ceding company. The ceding company, using a development factor that reflects historical average costs per claim and historical reporting lag trends, estimated liabilities for claims incurred but not reported. The Company did not consider anticipated investment income in determining whether premium deficiencies existed. The Company accounted for catastrophe reinsurance ceded in accordance with EITF 93-6, “Accounting for Multi-Year Retrospectively Rated Contracts by Ceding and Assuming Enterprises.”

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan under which the remaining physical damage insurance exposure was ceded back to the ceding company, eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, effective November 1, 2002 the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks and will discontinue all operations and be formally closed by December 31, 2003, subject to regulatory approval.

     The Company continues to receive commissions from insurance companies for policies the Company sells to its customers, and may earn incremental commissions based on favorable loss experience. Commissions are recognized in income when the related policies are effective and the related premiums are determinable and billable to the insured, less provisions for estimated commission refunds due to policy cancellations. Incremental commissions are recognized when the insurance companies report to the Company they have been earned.

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

Properties and facilities

     Properties and facilities are carried at cost less accumulated depreciation and amortization. The Company provides depreciation and amortization using principally the straight-line method over the assets’ estimated useful lives, which are as follows:

Classifications	Estimated useful lives

Land improvements	3-20 years
Buildings and field sales offices	5-39 years
Furniture, fixtures and equipment	3-12 years
Leasehold improvements	1-10 years

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

Goodwill and other intangible assets

     Prior to October 1, 2002 goodwill represented the excess of cost over the fair value of net assets of businesses acquired and was amortized on a straight-line basis over periods ranging from approximately seven years for retail sales centers to 40 years for manufacturing operations. Costs assigned to assembled workforces and dealer distribution networks in business combinations were amortized using the straight-line method over five years. The Company reevaluated goodwill and other intangible assets based on undiscounted operating cash flows whenever significant events or changes occurred which might impair recovery of recorded costs, and wrote down recorded costs to the assets’ fair value (based on discounted cash flows or fair values) when recorded costs, prior to impairment, were in excess of amounts estimated to be recoverable.

     As required under the provision of Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long- Lived Assets and Long-Lived Assets to be Disposed of,” the Company determined that the carrying values of its goodwill, assembled workforces and dealer distribution networks at September 30, 2002 were impaired and therefore recorded an impairment charge of $41.5 million based upon an analysis of cash flows. Such impairment charge reduced the carrying value of these intangibles to zero.

Advertising costs

     Advertising costs generally are expensed as incurred and totaled approximately $6.3 million, $13.4 million and $22.1 million in 2003, 2002 and 2001, respectively.

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

Stock-based compensation

     The Company accounts for stock-based compensation plans under the provisions of Accounting Principles Board Opinion No. 25 (“APB 25”). Pro forma disclosures about the Company’s results of operations had the Company accounted for stock-based compensation using the fair value provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) appear in Note 21.

Cash and cash equivalents

     Short-term investments having initial maturities of three months or less are considered cash equivalents.

Use of estimates in the preparation of financial statements

     The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results can and frequently will differ from those estimates. The Company evaluates these estimates and assumptions on an ongoing basis. It is possible that materially different amounts would be reported under different conditions or using different methods or assumptions.

Accumulated other comprehensive income (loss)

     Accumulated other comprehensive income is presented net of income taxes and is comprised of net income (loss) and unrealized gains and losses on securities available for sale.

Fiscal year

     On April 22, 2003 the Board of Directors approved a change in the Company’s fiscal year end from September 30 to June 30. Unless otherwise indicated, all references to 2003 refer to the nine month transition period ended June 30, 2003 and annual periods prior to 2003 refer to fiscal years ended September 30. Summarized financial information for the nine months ended June 30, 2002 follows (unaudited):

Nine months
ended
June 30,
(in thousands, except per share data)	2002

Net sales	$684,929
Total revenues	677,974
Gross profit	158,511
Total costs and expenses	856,209
Loss before income taxes	(178,235)
Provision for income taxes	(78,729)
Net loss	(99,506)
Net loss per share (basic and diluted)	(10.49)

Reclassifications

     Certain amounts previously reported for 2002 and 2001 have been reclassified to conform to classifications used in 2003.

Note 3 – Business Conditions and Liquidity

     For the nine months ended June 30, 2003 and years ended September 30, 2002 and 2001 the Company reported net losses of $416.4 million, $193.1 million and $176.0 million, respectively. Included in the net loss for nine months ended June 30, 2003 and the years ended September 30, 2002 and 2001 were impairment and valuation provisions of $79.7 million, $98.3 million and $37.7 million, respectively. In addition, the net loss for the nine months ended June 30, 2003 includes net charges of $166.7 million related to the Company’s reorganization as more fully described in Note 17. Net income for the year ended September 30, 2002 reflects an income tax benefit of $78.7 million, primarily resulting from the enactment of the Job Creation and Worker Assistance Act of 2002, which extended the period to which net operating losses could be carried back from two years to five years, giving the Company the opportunity to file for refunds of income taxes paid relating to the 1996 and 1997 tax years. In addition, $6.5 million of the benefit resulted from the completion of an examination of the Company’s federal income tax returns for fiscal years 1997 through 2000 and the favorable resolution of certain income tax contingencies for which the Company had previously recorded a provision.

     These financial results reflect the difficult business conditions within the manufactured housing industry over the last several years including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 23% during calendar 2001, 13% during calendar 2002 and by approximately 26% during the first six months of calendar 2003, while industry repossessions continue in the approximate range of 80,000 to 90,000 units annually, more than 50% of new home shipments.

     In addition to the industry and economic factors described above, the Company’s loans continued to perform poorly during 2002 and 2003, and the manufactured housing asset-backed securities market, into which the Company sells its loans, deteriorated further. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, resulted in the Company’s loan servicing income being substantially eliminated. These factors have also increased the estimated future payments the Company would be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

     Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As more fully described in Note 1, as a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors filed for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business.

     The Company believes that borrowings under the credit facilities described in Note 11, coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow (including increased servicing fee cash flow described in Note 1), will be sufficient to enable the Company to meet its obligations and to execute its business plan. Continued access to borrowings under such facilities is dependent upon the Company’s compliance with the terms and conditions contained therein, including compliance with financial covenants. In addition, the DIP Facility terminates not later than November 30, 2003 and the Company’s loan purchase facility effectively terminates simultaneously with the DIP Facility. If the Company has not obtained an extension of the expiration of these facilities before their scheduled termination or obtained replacement facilities sufficient to meet the Company’s liquidity needs, it is unlikely the Company could continue to operate in the normal course of business.

     The retail financing of sales of the Company’s products has historically been an integral part of the Company’s vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. During 2003 the Company completed, on a servicing-released basis, a whole loan sale of $260 million of loans rather than securitizing them. The Company believes that its net proceeds from the whole loans sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. Under the terms of the loan sale agreement, the Company is entitled to receive in the future additional cash compensation for the loans sold if amounts ultimately realized by the purchaser from any subsequent sale or securitization of the loans exceeds certain amounts. Because the right to receive such proceeds is dependent on future events, the Company did not record an asset at June 30, 2003 for any such contingent compensation.

     The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations than it typically received in securitizations in 2002 and earlier years. The Company may engage in whole loan sales in the future as an alternative to, or in addition to, loan securitizations. Should the Company’s ability to access the asset-backed securities market or the whole loan sale market become impaired, the Company would be required to obtain additional sources of funding for its finance business or curtail its loan originations, which could adversely affect its reorganization plans.

     From time to time, the Company has retained certain subordinated securities from its securitizations. At June 30, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $5.2 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. Continued lack of demand for subordinated asset-backed securities would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact on the Company’s liquidity and operations.

Note 4 — Financial Services Businesses

     The Company’s financial services businesses consist of its manufactured housing consumer lending operations, which originate, sell and service consumer loans for retail customers and independent retailers. During 2002 and 2001 Tarheel Insurance Company, Ltd. (“Tarheel”), a wholly-owned Bermuda-domiciled insurance company, reinsured risk on property and casualty and credit life insurance policies and extended service contracts written by an unrelated insurance company in connection with sales of Company products. See Note 1.

     The aggregate principal balance of loans sold to third parties, including securitization transactions, was approximately $260.1 million, $846.6 million and $848.5 million in 2003, 2002 and 2001, respectively. OAC’s servicing portfolio totaled approximately $4.7 billion and $5.1 billion at June 30, 2003 and September 30, 2002, respectively, of which approximately $4.5 billion and $5.0 billion, respectively, represented loans owned by REMIC trusts and other loans sold to third parties.

Condensed financial information for the Company’s financial services businesses is set forth below:

	Nine month
	transition period	Year ended
	ended	September 30,
	June 30,
	2003	2002	2001

	(in thousands)
Statement of operations
Revenues
Consumer finance
Gains (losses) on securities and loans sold or held for sale	$(79,905)	$2,073	$10,200
Impairment and valuation provisions-retained REMIC interests	(79,725)	(98,344)	(37,740)
Interest income	16,745	13,859	31,281
Servicing fees, net of amortization of servicing assets and liabilities	34,070	37,484	27,830
REMIC residual income	1,279	4,673	9,118
Other	2,645	2,843	1,663

Total consumer finance revenues	(104,891)	(37,412)	42,352

Insurance
Premiums earned	6,640	30,735	38,367
Castastrophe reinsurance premiums ceded	(373)	(1,430)	(1,536)
Other income	—	606	1,689
Investment income	576	4,738	8,043
Less: intercompany interest income	(570)	(4,711)	(7,615)

Total insurance revenues	6,273	29,938	38,948

Total revenues	(98,618)	(7,474)	81,300

Cost and expenses
Consumer finance
Interest expense	24,928	29,478	43,568
Operating expenses	31,130	51,453	40,471
Provision for losses on credit sales	5,014	52,512	20,657

Total consumer finance costs and expenses	61,072	133,443	104,696

Insurance
Gross claims expenses	942	11,910	13,196
Commissions and ceding fees	2,948	(156)	411
Other expenses	192	1,757	1,861

Total insurance costs and expenses	4,082	13,511	15,468

Total costs and expenses	65,154	146,954	120,164

Loss before reorganization items, income taxes and cumulative effect of accounting change	$(163,772)	$(154,428)	$(38,864)

Impairment and valuation provisions recorded in 2003, 2002 and 2001 are summarized as follows:

	Nine month
	transition period
	ended	Year ended
	June 30,	September 30,
	2003	2002	2001

	(in thousands)
Impairment writedowns of residual REMIC interests	$919	$1,914	$620
Impairment writedowns of regular REMIC interests	6,121	237	20,563
Valuation provisions on servicing contracts (Note 17)	3,462	54,289	16,398
Additional provisions for guarantee obligations on REMIC securities sold	69,223	41,904	159

	$79,725	$98,344	$37,740

     The assumptions used in the valuation of retained REMIC interests are described in Note 6.

	June 30,	September 30,
	2003	2002

	(in thousands)
Balance Sheet
Loans	$133,845	$144,741
REMIC regular interests	6,192	13,810
REMIC residual interests	12,439	14,310
Extensions receivable	37,655	45,432
Escrow advances receivable	15,848	16,120
P&I advances receivable	15,569	4,495
Liquidation expenses advanced on homes in repossession	13,257	31,539
Servicing fees receivable	4,502	1,008
Other servicing advances receivable	420	1,557
Loan servicing assets	26,560	6,330
Restricted cash - Tranche B Servicing Advance Loan (Note 11)	37,941	—
Deferred income taxes	23,824	23,150
Other assets	34,112	39,234

Total assets	$362,164	$341,726

Short-term borrowings	$150,536	$49,000
Insurance reserves, including unearned premiums of $13,849 in 2002	66	16,274
Loan servicing liabilities	—	62,071
Due to affiliates	141,826	40,583
Other liabilities	37,200	44,241
Parent company’s investment	32,536	129,557

Total liabilities and parent company’s investment	$362,164	$341,726

     Gross insurance premiums written which consist entirely of reinsurance assumed from the ceding company, were approximately $3.5 million, $45.2 million and $48.9 million in 2003, 2002 and 2001, respectively.

Note 5 — Loans and Investments

     The components of loans and investments are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Loans held for sale, net of valuation allowances of $32,873 and $1,115 in 2003 and 2002, respectively	$144,768	$149,901
Loans held for investment	2,369	3,177
Less: reserve for uncollectible receivables	(11,751)	(5,333)

Total loans receivable	135,386	147,745

Retained interests in REMIC securitizations, exclusive of loan servicing assets and liabilities
Regular interest	6,192	13,810
Residual interest	12,439	14,310

Total retained REMIC interests	18,631	28,120

	$154,017	$175,865

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

     Substantially all the loans included in the Company’s GNMA securitizations are covered by FHA insurance which generally limits the Company’s risk to 10% of credit losses incurred on such loans. The Company’s contingent liability as guarantor of loans sold to third parties on a recourse basis was approximately $25 million and $16 million as of June 30, 2003 and September 30, 2002. Approximately $13 million of the contingent liability at June 30, 2003 relates to an obligation to repurchase certain of the loans sold in the 2003 whole loan sale discussed in Note 3 which exceeded certain delinquency standards to be measured on or before August 24, 2003. On August 20, 2003 the Company paid approximately $4 million to honor, in full, such repurchase obligation, and such amount was less than the amount reserved for such repurchase when the loans were sold.

     The following table summarizes the transactions reflected in the reserve for credit losses:

	Nine month
	transition period
	ended	Year ended
	June 30,	September 30,
	2003	2002	2001

		(in thousands)
Balance at beginning of year	$5,515	$3,399	$3,983
Provision for losses on credit sales	5,014	52,512	20,657
Reserve recorded related to acquired portfolios	—	1,162	—
Losses charged to the reserve and other	1,322	(51,558)	(21,241)

Balance at the end year	$11,851	$5,515	$3,399

     The reserve for credit losses is reflected in the Consolidated Balance Sheet as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Reserve for uncollectible receivables (included in loans and investments)	$11,751	$5,333
Reserve for contingent liabilities (included in accounts payable and accrued liabilities)	100	182

	$11,851	$5,515

     The Company also retains credit risk on REMIC securitizations because the related trust agreements provide that all losses incurred on REMIC loans are charged to REMIC interests retained by the Company (including the Company’s right to receive servicing fees prior to January 2003) before any losses are charged to REMIC interests sold to third party investors. The Company also has guaranteed payment of principal and interest on subordinated securities issued by REMIC trusts having an aggregate principal amount outstanding of approximately $275 million at June 30, 2003 and September 30, 2002, respectively. Liabilities recorded with respect to such guarantees were approximately $380.0 million and $75.5 million at June 30, 2003 and September 30, 2002, respectively, and are included in other long-term obligations.

     The following table sets forth certain data with respect to certain retained REMIC interests

	June 30,	September 30,
	2003	2002

	(in thousands)
Regular interests
Amortized cost	$6,192	$13,523
Gross unrealized gains	—	287

Estimated fair value	$6,192	$13,810

Residual interests
Amortized cost	$9,705	$9,539
Gross unrealized gains	2,734	4,771

Estimated fair value	$12,439	$14,310

Gross unrealized gains	$2,734	$5,058
Deferred income taxes	—	(3,780)

Accumulated other comprehensive income	$2,734	$1,278

Note 6 – Retained Interests in Securitizations

     The Company’s retained interests in securitizations are set forth below. Further information with respect to these assets and liabilities appears in Notes 2 and 5.

	June 30,	September 30,
	2003	2002

	(in thousands)
Regular interests	$6,192	$13,810
Residual interests	12,439	14,310
Net servicing assets (liabilities)	26,560	(55,741)
Guarantee liabilities	379,986	75,504

     Amounts recorded for servicing contracts are reflected in the Consolidated Balance Sheet as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Loan servicing assets (Note 10)	$26,560	$6,330
Loan servicing liabilities (Note 13)	—	(62,071)

	$26,560	$(55,741)

     A reconciliation of amounts recorded for loan servicing contracts follows:

	Nine month
	transition period	Year ended
	ended	September 30,
	June 30,
	2003	2002	2001

		(in thousands)
Balance at beginning of year	$(55,741)	$(19,643)	$(3,067)
Servicing assets recorded	—	10,569	9,142
Amortization of servicing contracts	(2,027)	7,622	(9,320)
Recapture of servicing impairment	87,790	—	—
Valuation allowances recorded	(3,462)	(54,289)	(16,398)

Balance at end of year	$26,560	$(55,741)	$(19,643)

     The Company estimates the fair value of its retained interests in securitizations by determining the present value of the associated expected future cash flows over the entire expected life of the loans using modeling techniques that incorporate estimates of key assumptions, which management believes market participants would use for similar interests, as described in Note 2. Such assumptions include prepayment speeds, credit losses and interest rates used to discount cash flows.

     The valuation of retained interests is affected not only by the projected level of prepayments of principal and credit losses, but also by the projected timing of such prepayments and credit losses. Should such timing differ materially from the Company’s projections, it could have a material effect on the valuation of the Company’s retained interests and may result in impairment charges being recorded.

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

     The Company completed no securitizations during 2003. See Note 3 for discussion of the whole loan sale completed during 2003.

     The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

	June 30,	September 30,
	2003	2002

	(in thousands)
Aggregate unpaid principal balance of loans	$4,301,128	$ 5,042,438
Weighted average interest rate of loans at year end	11.1%	11.2%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	12.9%	12.2%
Approximate remaining assumed nondiscounted credit losses as a percentage of unpaid principal balance of loans	35.9%	18.3%
Approximate weighted average interest rate used to discount assumed residual cash flows	16.0%	16.0%
Interest rated used to discount assumed servicing asset cash flows	6.3%	15.0%
Interest rate used to discount assumed servicing and guarantee liability cash flows	3.5%	3.6%

     The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans, and the interaction of assumptions. All data is based on weighted averages using unpaid or original principal balances of loans. The interest rate used to discount assumed servicing asset cash flows decreased from that used at September 30, 2002 because of the reduced uncertainty surrounding the amount and timing of the receipt of servicing fees as a result of the elevation in the payment priority of such fees as described in Note 1.

     At June 30, 2003 and September 30, 2002 the sensitivity of the fair valuation of retained interests to adverse changes in key economic assumptions are as follows (bracketed amounts represent adverse effects):

	June 30,	September 30,
	2003	2002

	(in thousands)
Prepayment rate
Impact of 10% adverse change	$(1,537)	$(7,216)
Impact of 20% adverse change	$(2,149)	$(14,389)
Credit losses
Impact of 10% adverse change	$(1,164)	$(50,376)
Impact of 20% adverse change	$(4,309)	$(102,680)
Discount rate
Impact of 10% adverse change	$(13,086)	$(5,924)
Impact of 20% adverse change	$(25,540)	$(11,493)

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

     The following table summarizes certain cash flows received from and paid to the securitization trusts during 2003, 2002 and 2001:

	Nine month
	transition period	Year ended
	ended	September 30,
	June 30,
	2003	2002	2001

	(in thousands)
Proceeds from new securitizations	$—	$821,882	$896,142
Servicing fees received	32,268	32,709	39,035
Net P&I advances (reimbursements)	(10,509)	6,373	19,673
Guarantee payments	518	3,092	882
Cash received on retained regular interests	1,618	1,410	8,295
Cash received on retained residual interests	194	6,684	8,411

     Loans serviced by the Company and related loans past due 90 days or more at June 30, 2003, are set forth below:

		Amount 90
		days or
	Total principal	more past
	amount	due

	(in thousands)
Loans held for sale	$183,214	$8,526
Securitized loans	4,301,128	316,390

     Loans serviced by the Company and related loans past due 90 days or more at September 30, 2002, are set forth below:

	Total	Amount 90
	principal	days or more
	amount	past due

	(in thousands)
Loans held for sale	$154,458	$4,075
Securitized loans	5,042,438	396,109

Note 7 — Other Receivables

     The components of other receivables are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Extensions receivable	$37,655	$45,432
Escrow advances receivable	15,848	16,120
P&I advances receivable	15,569	4,495
Liquidation expenses advanced on homes in repossession	13,257	31,539
Servicing fees receivable	4,502	1,008
Other servicing advances receivable	420	1,557
Trade receivables	26,244	27,847
Federal income taxes refundable	—	20,422
Insurance premiums receivable	—	3,626
Other receivables	11,489	6,661

	$124,984	$158,707

     Trade receivables represent amounts due from independent retailers, which are located throughout the United States.

Note 8 — Inventories

     The components of inventories are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
New manufactured homes	$85,168	$126,684
Used manufactured homes	2,235	7,003
Homes in progress	4,475	5,218
Raw materials and supplies	19,998	26,905
Land/homes under development	10,877	12,485

	$122,753	$178,295

Note 9 — Properties and Facilities

     The components of properties and facilities are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Land and land improvements	$30,748	$41,047
Buildings and field sales offices	117,752	137,025
Furniture, fixtures and equipment	106,192	120,609
Leasehold improvements	13,311	19,872

	268,003	318,553
Less: accumulated depreciation and amortization	(151,583)	(141,341)

	$116,420	$177,212

     Depreciation and amortization of properties and facilities was approximately $14.0 million, $26.5 million and $31.9 million in 2003, 2002 and 2001, respectively.

\

     At June 30, 2003 the Company held for sale nine manufacturing facilities with a net book value of $14.1 million. During 2003, 2002 and 2001 the Company recorded charges of $22.8 million, $8.7 million and $1.0 million, respectively, to reduce the carrying value of manufacturing facilities to their estimated net realizable value.

     Impairment losses on long-lived assets held for use are recognized when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by the asset are less than its carrying amount.

Note 10 — Other Assets

     The components of other assets are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Cash collateral deposited with letter of credit providers	$44,318	$6,352
Restricted cash - Tranche B Servicing Advance Loan (Note 11)	37,941	—
Restricted cash - customer deposits in trust accounts	5,049	5,951
Other cash deposits	5,786	26
Loan servicing assets (Note 6)	26,560	6,330
Prepaid expenses	4,627	8,560
Deferred debt issue costs	3,945	8,186
Deferred insurance policy acquisition costs	—	3,894
Other	15,714	10,963

	$143,940	$50,262

     Amortization expense of goodwill and identifiable intangibles was approximately $4.7 million and $5.1 million in 2002 and 2001, respectively.

     Deferred debt issue costs include a stock warrant issued in connection with the Company’s loan purchase facility (Note 11). The amortized cost of the warrant at June 30, 2003 was $2.5 million.

Note 11 — Short-Term Credit Facilities

	June 30,	September 30,
	2003	2002

	(in thousands)
Tranche A Revolving Loan	$30,000	$—
Tranche B Servicing Advance Loan (Note 10)	51,536	—
Loan Purchase Facility	99,000	49,000
Revolving Credit Facility	—	10,000

	$180,536	$59,000

     On November 23, 2002 the Debtors reached an agreement with Berkshire Hathaway Inc., Greenwich Capital Financial Products, Inc. and Ranch Capital LLC to provide debtor-in-possession (“DIP”) financing of up to $215 million during completion of the reorganization (the “DIP Facility”). The DIP Facility included an up to $140 million line of credit to be used for general corporate liquidity needs (the “Tranche A Revolving Loan”) and an up to $75 million loan servicing advance line (the “Tranche B Servicing

Advance Loan”). On July 14, 2003 the Tranche A Revolving Loan commitment was decreased from $140 million to $90 million.

     On January 28, 2003 the Debtors closed the Tranche A Revolving Loan of the DIP Facility. Borrowings under the Tranche A Revolving Loan bear interest at the greater of (a) LIBOR plus 5% or (b) 9.5% and are secured by a priority lien on substantially all of the Debtors’ assets. The Tranche A Revolving Loan is intended to provide for the Debtors’ general liquidity needs while the Debtors complete their reorganization. At June 30, 2003 $30 million was outstanding under this facility with interest at 9.5%.

     The Tranche A Revolving Loan terminates on the earliest of (a) November 30, 2003, (b) the date of substantial consummation of a plan of reorganization as confirmed by an order of the Court, (c) the sale of a material part of any Debtor’s assets, (d) the date of the conversion of the bankruptcy case of any of the Debtors to a case under Chapter 7 of the federal bankruptcy laws, (e) the date of the dismissal of the Chapter 11 case of any of the Debtors or (f) the earlier of the date on which (i) all of the loans under the Tranche A Revolving Loan become due and payable or (ii) all of the loans under the Tranche A Revolving Loan are paid in full and the Tranche A Revolving Loan is terminated.

     In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to borrow up to $75 million for the purchase of qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the final receivables purchase date in October 2003. Because OAR II is not a qualifying special purpose entity under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125,” (“FAS 140”) receivables sold to OAR II continue to be recognized as assets of the Company and borrowings by OAR II are reflected as short-term borrowings in the accompanying Consolidated Balance Sheet.

     A summary of the funding status of OAR II at June 30, 2003 is as follows (in thousands):

Receivables sold to OAR II	$15,540
Discount	(1,945)

Collateral value of receivables	13,595
Cash available for purchase of additional receivables (Note 10)	37,941

Total amount borrowed under facility (included in short-term borrowings), at 7.5%	51,536
Additional funding capacity	23,464

Total facility size	$75,000

     The DIP Facility contains certain provisions which, among other things, require the Company to comply with certain financial covenants defined in the agreements.

     Prior to its bankruptcy filing, the Company had a $50 million servicing advance facility substantially similar to the Tranche B Servicing Advance Loan, except that the transfers of receivables under such earlier facility qualified for derecognition under FAS 140 and accordingly such transfers were accounted for as sales of receivables.

     In February 2001 the Company entered into a sale and servicing agreement and certain related agreements, collectively, the “Loan Purchase Facility” pursuant to which the Company sells consumer loans to an unaffiliated entity, which in turn sells the loans to Oak Leaf Holdings (“Oak Leaf”), a special purpose entity majority owned by Oakwood Capital Corporation (“Oakwood Capital”). Oak Leaf then sells the loans to OMI Note Trust (“OMI Trust”). A majority of the purchase price for the loans purchased by

OMI Trust from Oak Leaf is paid in cash, using the proceeds of debt obligations of OMI Trust sold to a financial institution pursuant to a note purchase agreement expiring the earlier of February 2004 or the date on which an other termination event occurs. Such other termination events, which were added to the terms of the Loan Purchase Facility following the Company’s bankruptcy filing, include the effectiveness of a reorganization plan under Chapter 11, the conversion of the Chapter 11case to a liquidation under Chapter 7 of the Bankruptcy Code, or an event of default under the DIP Facility. Such consumer loans (i) are carried on the financial statements of the Company solely as a result of the consolidation of the financial statements of OMI Trust with those of the Company, (ii) are no longer owned by the Company for state law purposes, and (iii) are not available to satisfy the claims of creditors of the Company. As a condition of the Loan Purchase Facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 1.9 million shares of the Company’s common stock with an exercise price of approximately $9.76 per share. The warrant, which was immediately exercisable, expires in February 2009. At June 30, 2003 and September 30, 2002, $99.0 million and $49.0 million, respectively, were outstanding under the facility. The weighted average interest rate on borrowings outstanding at June 30, 2003 and September 30, 2002 was 1.56% and 2.19%, respectively.

Note 12 — Notes and Bonds Payable

     The components of notes and bonds payable are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
8 1/8% senior notes due March 2009	$174,289	$174,280
7 7/8% senior notes due March 2004	124,540	124,530
Industrial revenue bonds due in installments through 2011, with interest payable at 1.25% at June 30, 2003	5,065	5,565
8% reset debentures due 2007	2,633	2,633
Other notes payable	1,910	2,159

	$308,437	$309,167

     Land, land improvements, buildings and equipment with a net book value of approximately $17 million are pledged as collateral for the industrial revenue bonds and certain other notes payable.

     In connection with the issuance of certain indebtedness, the Company incurred certain costs which are being amortized over the life of the related obligations using the level yield method.

     The scheduled principal payments under notes and bonds payable are $125.5 million in 2004, $848,000 in 2005, $850,000 in 2006, $3.4 million in 2007, $624,000 in 2008 and the balance thereafter. Interest paid by the Company on all outstanding debt, including both short-term and long-term borrowings, was approximately $25.5 million, $39.8 million and $55.4 million in 2003, 2002 and 2001, respectively.

     Various of the Company’s debt agreements contain covenants which, among other things, require the Company to comply with certain financial and other covenants.

     At June 30, 2003 commercial banks had outstanding letters of credit of approximately $42 million in favor of various creditors of the Company, which the Company has cash collateralized in the amount of $44.3 million (Note 10).

Note 13 — Accounts Payable and Accrued Liabilities

     The components of accounts payable and accrued liabilities are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
Not subject to compromise
Accounts payable	$29,455	$88,080
Accrued self-insurance reserves	32,602	29,108
Accrued compensation	7,987	14,316
Accrued warranty	7,957	12,521
Income taxes payable	3,313	—
Accrued dealer volume rebates	5,309	8,584
Restructuring accrual (Note 15)	1,453	2,909
Servicing liabilities (Note 6)	—	62,071
Other accrued liabilities	32,240	33,578

	$120,316	$251,167

Subject to compromise
Accounts payable	$55,551	$—
Accrued interest	5,076
Restructuring accrual (Note 15)	3,199	—
Accrued dealer volume rebates	1,631
Other accrued liabilities	2,189	—

	$67,646	$—

     The Company provides consumer warranties against manufacturing defects in all new homes it sells. Warranty terms are either one or five years depending upon the item covered. Estimated future warranty costs are accrued at the time of sale. The following table sets forth the activity in the Company’s warranty accrual:

	Nine month
	transition period	Year
	ended	ended
	June 30,	September 30,
	2003	2002

	(in thousands)
Balance at beginning of period	$12,521	$15,274
Provision for warranty expense	15,705	31,599
Payments of warranty obligations	(20,269)	(34,352)

Balance at end of period	$7,957	$12,521

Note 14 — Other Long-term Obligations

     The components of other long-term obligations are as follows:

	June 30,	September 30,
	2003	2002

	(in thousands)
REMIC guarantee liabilities (Notes 5 and 6)	$379,986	$75,504
Other	1,893	1,870

	$381,879	$77,374

Note 15 — Restructuring Charges

     During 1999 and 2000 the Company recorded restructuring charges related primarily to closing or idling manufacturing lines, closing sales centers and headcount reductions. At September 30, 2000 there remained $1.8 million of accruals related to such charges.

     During the fourth quarter of 2001 the Company recorded restructuring charges of approximately $17.8 million, primarily related to the closing of approximately 90 underperforming retail sales centers. At March 31, 2002 these restructuring activities were substantially complete.

     Market conditions, particularly in the South where the majority of store closings occurred, remained fluid during the six months ended March 31, 2002. While the Company closed the originally identified approximately 90 stores, these changing market conditions caused the Company to revise its initial determination of the number of stores to be either sold to independent dealers, converted to centers that exclusively market repossessed inventory or closed. The Company originally estimated that the disposition of the stores would be approximately evenly divided between those sold to independent dealers, converted to centers exclusively marketing repossessed inventory or closed. Ultimately, approximately 27 stores were sold, 23 were converted and 40 were closed. As a result of the change in the ultimate disposition of certain of the stores, as well as changes in the original estimate of costs to exit the stores, the Company reversed into income in 2002, $2.1 million of restructuring charges originally recorded in 2001.

     During the fourth quarter of 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 40 underperforming retail sales centers and five centers that exclusively market repossessed inventory. The stores to be closed were located principally in the South and Texas, where the Company has continued to experience poor operating results and unsatisfactory credit performance.

     As part of the Company’s operational restructuring undertaken in connection with its bankruptcy filing, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.1 million in restructuring charges during 2003. As a result of changes in the original estimate of costs to close certain manufacturing plants and sales centers, in 2003 the Company reversed into income $2.6 million of restructuring charges originally recorded in 2003, 2002 and 2001.

     Of the $4.7 million remaining in the restructuring reserve at June 30, 2003, approximately $0.7 million and $0.8 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at June 30, 2003 unless such amounts are set aside by the Court during the bankruptcy proceedings.

     The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,550 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

     The components of the restructuring provisions are as follows:

	Severance and other	Plant, sales
	termination	center and	Asset
	charges	office closings	writedowns	Total

(in thousands)
Balance at September 30, 2000	$759	$1,052	$—	$1,811
Reversal of restructuring charges	(30)	(45)	—	(75)
Additional provision	681	4,702	12,460	17,843
Payments and balance sheet charges	(729)	(1,512)	(12,460)	(14,701)

Balance at September 30, 2001	681	4,197	—	4,878
Reversal of restructuring charges	(486)	(1,348)	(412)	(2,246)
Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	(195)	(1,956)	(6,330)	(8,481)

Balance at September 30, 2002	—	2,909	—	2,909
Reversal of restructuring charges	—	(1,487)	(1,092)	(2,579)
Additional provision	—	6,748	16,380	23,128
Payments and balance sheet charges	—	(3,518)	(15,288)	(18,806)

Balance at June 30, 2003	$—	$4,652	$—	$4,652

Note 16 — Goodwill and Other Asset Impairment Charges

     During 2002 the Company recorded $70.1 million of charges related principally to the impairment of the carrying value of goodwill, assembled workforces and distribution networks. Such impairment provisions related to intangible assets amounted to $41.5 million and were based upon an analysis of cash flows. Additionally, the Company recorded asset impairment charges related to the closure of a manufacturing plant and certain underperforming retail sales centers amounting to $18.9 million. As a result of the closure of these retail sales centers and the closure of sales centers announced subsequent to September 30, 2002, the Company also recorded a charge of $9.7 million in the fourth quarter of 2002 to reduce the carrying value of inventory located at these stores to its estimated realizable value. The Company sold a substantial portion of the inventory located at these retail sales centers through wholesale distribution channels, which generated reduced margins, in an effort to expedite the sales center closing process.

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

     During 2003 the Company recorded asset impairment charges of $17.9 million to write down closed manufacturing facilities and sales centers held for sale to their appraised values or estimated final sales price.

Note 17 – Reorganization Items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. As further described in Note 1, in December 2002 and January 2003, the Court approved orders that elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal amounted to $87.8 million in 2003. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company will be required to pay under the guarantees. The Company’s proposed plan of reorganization provides for the conversion of the guarantee liabilities into a portion of the Company’s post restructuring common shares. Reorganization items for the nine months ended June 30, 2003 also include professional fees of $17.5 million representing financial, legal, real estate and valuation services directly associated with the reorganization process. Cash paid for reorganization items was approximately $9.9 million in 2003.

     Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $15.2 million of contractually stated interest was not recorded as interest expense during the 2003.

     Condensed financial information of the Debtors is set forth below:

Nine month
transition period
ended
June 30,
2003

(in thousands)
Statement of Operations
Revenues
Net sales	$486,940
Consumer finance revenues, net of impairment and valuation provisions	28,154
Other income	9,867

Total revenues	524,961
Cost and expenses
Cost of sales	399,970
Selling, general and administrative expenses	136,562
Consumer finance operating expenses	31,010
Restructuring charges	20,549
Goodwill and other asset impairment charges	17,864
Provision for losses on credit sales	(2,560)
Interest expense	21,025

Total costs and expenses	624,420

Loss before reorganization items and income taxes	(99,459)
Reorganization items, net	(253,288)

Loss before income taxes	(352,747)
Provision for income taxes	—

Net loss	$(352,747)

June 30,
2003

(in thousands)
Balance Sheet
ASSETS
Cash and cash equivalents	$23,249
Loans and investments	15,735
Other receivables	47,575
Inventories	122,753
Properties and facilities	116,420
Investment in non-filing entities	153,082
Other assets	68,658

$547,472

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Short-term borrowings	$30,000
Accounts payable and accrued liabilities	103,115
Deferred income taxes	29,994

163,109
Liabilities subject to compromise
Notes and bonds payable	308,437
Accounts payable and accrued liabilities	67,646
Other long-term obligations	381,879

757,962
Shareholders’ equity (deficit)	(373,599)

$547,472

Note 18 — Shareholders’ Equity (Deficit)

     The Company has adopted a Shareholder Protection Rights Plan (the “Rights Plan”) to protect shareholders against unsolicited attempts to acquire control of the Company that do not offer what the Company believes to be an adequate price to all shareholders. Under the Rights Plan, each outstanding share of the Company’s common stock has associated with it a right to purchase (each, a “Right” and, collectively, the “Rights”), upon the occurrence of certain events, one two-hundredth of a share of junior participating Class A preferred stock (“Preferred Stock”) at an exercise price of $100. The Rights will become exercisable only if a person or group (an “Acquiring Person”), without the Company’s consent, commences a tender or exchange offer for, or acquires 20% or more of the voting power of, the Company.

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

Note 19 — Income Taxes

     The components of the provision for income taxes are as follows:

	Nine month
	transition period
	ended	Year ended
	June 30,	September 30,
	2003	2002	2001

	(in thousands)
Current
Federal	$—	$(78,729)	$—
State	—	—	—

	$—	$(78,729)	$—

Deferred
Federal	—	—	—
State	—	—	—

	$—	—	—

	$—	$(78,729)	$—

     A reconciliation of a provision for income taxes computed at the statutory federal income tax rate to the Company’s actual provision for income taxes follows:

	Nine month
	transition period	Year ended
	June 30,	September 30,
	2003	2002	2001

	(in thousands)
Tax at statutory federal income tax rate	$(145,730)	$(95,123)	$(61,617)
State income taxes, less federal income tax benefit	(9,560)	(3,267)	(1,260)
Non-deductible goodwill amortization	—	15,352	540
Deferred income tax valuation allowances	153,746	4,218	55,662
Other	1,544	91	6,675

Total provision for income taxes	$—	$(78,729)	$—

     Deferred income taxes include the following components:

	June 30,	September 30,
	2003	2002

	(in thousands)
Deferred income tax assets
Inventories	$4,185	$5,866
REMIC interests	120,153	57,209
Accrued liabilities	18,392	17,647
Insurance reserves and unearned premiums	1,847	3,069
Net operating loss carryforwards	107,237	34,034
Warranty reserves	3,063	4,821
Accrued dealer bonuses and incentives	501	1,154
Other	32,248	13,348

Gross deferred income tax assets	287,626	137,148
Valuation allowances	(285,556)	(131,810)

Deferred income tax assets, net of valuation allowances	2,070	5,338

Deferred income tax liabilities
Properties and facilities	(8,239)	(9,153)
Prepaid expenses	—	(2,223)
Deferred insurance policy acquisition costs	—	(131)

Gross deferred income tax liabilities	(8,239)	(11,507)

Net deferred income tax liability	$(6,169)	$(6,169)

     Through June 30, 2003 a deferred income tax valuation allowance of $285.6 million has been established in accordance with the requirements of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its five most recent fiscal years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS 109 it is not appropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required. Additionally, the Company’s implementation of the proposed plan of reorganization may result in further limitations on the realization of operating loss carryforwards and may materially reduce such carryforwards.

     Income tax refunds were approximately $27.5 million , $45.8 million and $30.1 million in 2003, 2002, and 2001, respectively.

     The Company’s Federal net operating loss carryforwards totaling $281 million will begin to expire in 2020.

Note 20 — Earnings Per Share

     The following table displays the derivation of the number of weighted average shares outstanding used in the computation of basic and diluted earnings per share (“EPS”):

	Nine month
	transition	Year ended
	period ended	September 30,
	June 30,
	2003	2002	2001

	(in thousands except per share data)
Numerator in earnings (loss) per share calculation:
Loss before cumulative effect of accounting changes	$(416,371)	$(193,051)	$(159,183)
Net loss	$(416,371)	$(193,051)	$(176,049)
Denominator in earnings (loss) per share calculation:
Weighted average number of common shares outstanding	9,530	9,495	9,425
Unearned shares	—	—	—

Denominator for basic EPS	9,530	9,495	9,425
Dilutive effect of stock options and restricted shares computed using the treasury stock method	—	—	—

Denominator for diluted EPS	9,530	9,495	9,425

Loss per share:
Loss before cumulative effect of accounting changes
Basic	$(43.69)	$(20.33)	$(16.89)
Diluted	$(43.69)	$(20.33)	$(16.89)
Net loss
Basic	$(43.69)	$(20.33)	$(18.68)
Diluted	$(43.69)	$(20.33)	$(18.68)

     Stock options to purchase 561,011, 731,169 and 691,184 shares of common stock and 9,000, 10,604 and 69,718 unearned restricted shares were not included in the computation of diluted earnings per share for 2003, 2002 and 2001, respectively, because their inclusion would have been antidilutive.

Note 21 — Stock Option and Award Plans

     The Company has a Key Employee Stock Plan (the “Stock Plan”) under which 1,517,484 common shares were reserved for issuance to key employees at June 30, 2003. The Stock Plan provides that an additional number of common shares shall be reserved for issuance under the Stock Plan each October 1 equal to 1.5% of the number of common shares outstanding on such date. Awards or grants under the plan may be made in the form of stock options, stock appreciation rights, restricted stock and performance shares.

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

     The table summarizes the changes in the number of shares under option pursuant to the plans described above and pursuant to certain earlier plans under which options may no longer be granted:

		Weighted average
	Number of shares	exercise price

Outstanding at September 30, 2000	828,141	$62.48
Granted	101,000	3.52
Exercised	(667)	3.15
Terminated	(237,290)	49.57

Outstanding at September 30, 2001	691,184	58.36
Granted	198,450	5.81
Exercised	(1,752)	5.75
Terminated	(156,713)	36.99

Outstanding at September 30, 2002	731,169	48.80
Granted	—	—
Exercised	—	—
Terminated	(170,158)	79.93

Outstanding at June 30, 2003	561,011	$39.35

Exercisable at September 30, 2001	349,778	$71.50

Exercisable at September 30, 2002	378,433	$68.57

Exercisable at June 30, 2003	350,045	$54.72

     The following is a summary of stock options outstanding at June 30, 2003:

	Options outstanding			Options exercisable

		Weighted
		average
		contractual life	Weighted		Weighted
	Number of	remaining (in	average	Number of	average
	shares	years)	exercise price	shares	exercise price

$3.15 - $7.05	236,318	8.1	$5.13	120,550	$4.47
10.15 - 14.40	13,400	7.3	10.55	13,200	10.49
20.95 - 23.45	96,800	6.0	21.08	5,000	23.45
53.60 - 60.80	19,280	1.1	60.38	19,280	60.38
63.75 - 69.25	9,000	1.1	65.34	9,000	65.34
72.35 - 76.90	78,795	5.2	76.62	78,795	76.62
89.85 - 98.90	62,000	2.6	92.77	62,000	92.77
101.88 - 115.00	33,889	3.5	106.13	30,691	106.57
129.07 - 145.70	11,529	4.2	134.12	11,529	134.12

All options	561,011	6.0	$39.35	350,045	$54.72

     The following table summarizes restricted stock issued under the Stock Plan:

Weighted
average fair
	Number of	value per
	shares	share

2002	13,800	$8.03
2003	—	$—

     As of June 30, 2003 there were a total of 801,789 shares of common stock reserved for future grants under the Company’s stock option plans.

     The aggregate compensation expense for stock-based compensation plans, computed under the provisions of APB 25, was approximately $19,000, $201,000 and $350,000 in 2003, 2002 and 2001, respectively. Such compensation expense relates entirely to accruals for restricted stock awards under the Stock Plan (charged to income over the vesting periods of the related awards).

     The Board has adopted FAS 123, which permits, but does not require, the Company to utilize a fair-value based method of accounting for stock-based compensation. The Company has elected to continue use of the APB 25 accounting principles for its stock option plans and accordingly has recorded no compensation cost for grants of stock options. Had compensation cost for the Company’s stock option plans been determined based on the estimated fair value at the grant dates for awards in 2003, 2002 and 2001 consistent with the provisions of FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Nine month
	transition period	Year ended
	ended	September 30,
	June 30,
	2003	2002	2001

	(in thousands except per share data)
Net loss - as reported	$(416,371)	$(193,051)	$(176,049)
Net loss - pro forma	(416,745)	(193,422)	(179,384)
Basic loss per share - as reported	$(43.69)	$(20.33)	$(18.68)
Basic loss per share - pro forma	(43.73)	(20.37)	(19.03)
Diluted loss per share - as reported	$(43.69)	$(20.33)	$(18.68)
Diluted loss per share - pro forma	(43.73)	(20.37)	(19.03)

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

     The pro forma information set forth in the preceding table reflects a weighted average estimated fair value of stock options granted in 2002 and 2001, respectively, of $5.81 and $3.52 per share. Such estimated fair values were computed using the Black- Scholes option-pricing model with the following weighted average assumptions used for grants issued in 2002 and 2001, respectively: dividend yield of .00% and .00%; expected volatility of 84.64% and 65.05%, weighted average risk-free interest rate of 4.35% and 4.97%; and expected lives of 5 years for 2002 and 2001. There were no stock options granted in 2003.

Note 22 — Employee Retirement Plan

     The Company maintains a 401(k) plan in which substantially all employees who have met certain age and length of service requirements may participate. Employee contributions to the 401(k) plan are limited to a percentage of their compensation and prior to calendar 2003, were subject to limited matching by the Company.

     At June 30, 2003 the 401(k) plan held a total of 122,505 shares of the Company’s common stock having a fair value of approximately $40,427.

     Total compensation cost under the 401(k) plan was approximately $1.0 million, $3.5 million and $3.1 million in 2003, 2002 and 2001, respectively.

Note 23 — Contingencies

     During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep,” “FTC” or “destination” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. An order of class certification was not entered by the trial court and the action against the Oakwood defendants has been stayed since November 15, 2002. If a class certification order is entered, it will be appealed. The Company intends to vigorously defend this case. However, under Section 362 of the Bankruptcy Code, substantially all pre-petition litigation against the Debtors has been stayed, including the aforementioned litigation.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

     The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $57 million at June 30, 2003. Losses under these agreements have not been significant.

Note 24 — Fair Value of Financial Instruments

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

     The following table sets forth the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2003 and September 30, 2002:

	June 30,		September 30,
	2003		2002

	Estimated fair	Carrying	Estimated fair	Carrying
	value	amount	value	amount

	(in thousands)
Assets
Cash and cash equivalents, including restricted cash and investments	$122,430	$122,430	$32,436	$32,436
Loans and investments
Loans held for sale	144,785	144,768	156,246	149,901
Loans held for investment - fixed rate	2,493	2,369	3,290	3,177
Less: reserve for uncollectible receivables	—	(11,751)	—	(5,333)
Retained REMIC regular interests	6,192	6,192	13,810	13,810
Retained REMIC residual interests	12,439	12,439	14,310	14,310
Other receivables	124,984	124,984	158,707	158,707
Liabilities
Short-term borrowings	180,536	180,536	59,000	59,000
Notes and bonds payable
Fixed rate obligations	75,844	301,941	79,259	301,957
Variable rate obligations	6,496	6,496	7,210	7,210
Guarantee liabilities on subordinated REMIC securities sold	373,054	379,986	55,009	75,504

Note 25 — Quarterly Financial Data (Unaudited)

     The following table summarizes the Company’s quarterly financial results:

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter	Year

	(in thousands except per share data)
2003
Net sales	$177,420	$159,877	$149,643	n/a	$486,940
Gross profit	$21,975	$33,868	$31,127	n/a	$86,970
Net loss	$(307,550)	$(81,032)	$(27,789)	n/a	$(416,371)
Loss per share
Basic	$(32.28)	$(8.50)	$(2.92)	n/a	$(43.69)
Diluted	$(32.28)	$(8.50)	$(2.92)	n/a	$(43.69)
2002
Net sales	$228,979	$205,081	$250,869	$241,606	$926,535
Gross profit	$52,363	$50,133	$56,015	$59,071	$217,582
Net loss	$(9,978)	$30,289	$(119,817)	$(93,545)	$(193,051)
Loss per share
Basic	$(1.05)	$3.19	$(12.61)	(9.82)	$(20.33)
Diluted	$(1.05)	$3.16	$(12.61)	(9.82)	$(20.33)

The sum of quarterly earnings per share amounts does not necessarily equal earnings per share for the year.

Note 26 — Business Segment Information

     The Company operates in four major business segments. Management has determined these segments, in the case of housing operations, based upon the principal business activities conducted by housing business units, which are retail distribution of homes to consumers in the case of retail operations, and manufacturing of homes for distribution to the Company’s retail operations and to independent retailer in the case of manufacturing operations. For financial services operations, management determined segments based upon the principal products offered to consumers: retail financing in the case of consumer finance and insurance products in the case of insurance operations. The business segments identified by management are consistent with the organization structure used by the Company to manage its business.

     The Company’s retail business purchases homes primarily from the Company’s manufacturing operations but supplements these purchases in certain markets with purchases from third party manufacturers. The Company’s manufacturing operations sell a majority of their homes to the Company’s retail operations, with a portion distributed through independent dealers. The consumer finance segment provides financing to customers of the retail segment, as well as to customers of independent retailers. This segment both originates and services loans, and securitizes the loans in the public and private markets as a source of capital. The insurance segment reinsured insurance risk on property and casualty insurance, extended service contracts and credit life insurance sold to retail customers.

     Segment operating income is income before general corporate expenses, interest expense, investment income and income taxes. Identifiable assets include those assets directly related to the Company’s operations in the different segments; general corporate assets consist principally of cash, certain property and other investments.

	Nine month
	transition period	Year ended
	ended	September 30,
	June 30,
	2003	2002	2001

	(in thousands)
Revenues
Retail	$259,740	$522,663	$660,725
Manufacturing	352,270	665,683	633,632
Consumer finance	(104,891)	(37,412)	42,352
Insurance	16,874	42,889	50,036
Eliminations/other	(125,804)	(267,209)	(291,040)

	$398,189	$926,614	$1,095,705

Loss before interest expense and income taxes
Retail	$(55,800)	$(75,644)	$(109,354)
Manufacturing	(15,454)	(11,871)	22,191
Consumer finance	(141,235)	(141,214)	(20,284)
Insurance	2,191	16,427	23,480
Eliminations/other	(6,684)	(19,352)	(20,113)

	(216,982)	(231,654)	(104,080)
Interest expense	(32,682)	(40,126)	(55,103)
Loss before income taxes, reorganization items and cumulative effect of accounting changes	$(249,664)	$(271,780)	$(159,183)

Depreciation and amortization
Retail	$2,806	$8,389	$12,622
Manufacturing	6,020	15,014	16,827
Consumer finance	7,266	(684)	12,858
Insurance	—	—	—
Eliminations/other	8,387	5,998	15,094

	$24,479	$28,717	$57,401

Capital expenditures
Retail	$251	$1,675	$2,697
Manufacturing	882	4,938	3,906
Consumer finance	554	2,323	3,716
Insurance	—	—	—
General corporate	995	1,794	3,994

	$2,682	$10,730	$14,313

	June 30,	September 30,
	2003	2002

Identifiable assets
Retail	$364,783	$447,060
Manufacturing	116,512	195,913
Consumer finance	741,046	381,491
Insurance	8,881	124,600
Eliminations/other	(539,772)	(388,616)

	$691,450	$760,448

Report of Independent Auditors

To the Board of Directors and Shareholders of
Oakwood Homes Corporation:

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Oakwood Homes Corporation and its subsidiaries (“Oakwood”) at June 30, 2003 and September 30, 2002, and the results of their operations and their cash flows for the nine month period ended June 30, 2003 and each of the two years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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
September 12, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Not applicable.

Item 9A. Controls and Procedures.

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. The chief executive officer and chief financial officer of the Company, with the participation of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective. During the last quarter of fiscal year 2003, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting.

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

     Donald C. Davis, Jr., age 45, has been Executive Vice President – Manufacturing Operations since October 2000. Mr. Davis previously served as Senior Vice President of Manufacturing for the Eastern Region from 1999 until 2000, as Vice President of Manufacturing for the Eastern Region from 1995 until 1999, and as a Regional Manager for the Eastern Region in 1995.

     Macy A. Foster, age 60, has been Executive Vice President – Retail Operations since January 2001. Mr. Foster previously served as Senior Vice President — Retail from 1995 to 2001, as a Vice President – Retail from 1994 to 1995, and as a District Manager in Retail from 1991 to 1994.

     Timothy J. Graff, Jr., age 42, has been Executive Vice President – Customer Operations since November 2001. Mr. Graff previously served as Senior Vice President – Customer Relations from 2000 to 2001 and Vice President of Risk Management from 1997 to 2000.

     Dennis I. Meyer, age 68, has been a director since 1983. Mr. Meyer also served as Chairman of the Company from September 2000 until October 2002. Mr. Meyer is Senior Counsel at Baker & McKenzie (a law firm) in Washington, DC, where he retired as a partner in June 2002. He is also a director of United Financial Banking Companies, Inc.

     Douglas R. Muir, age 49, has been Chief Financial Officer of the Company since September 2003, Executive Vice President of the Company since September 2000, Secretary of the Company since 1994 and Treasurer of the Company since 1993. Mr. Muir previously served as Senior Vice President of the Company from 1994 until September 2000 and as a Partner at Price Waterhouse from 1988 to 1993.

     Kermit G. Phillips, II, age 69, has been a director since 1979. Prior to retiring in 2001, Mr. Phillips had been the President of Phillips Management Group, Inc. (real estate development and management company) from 1974 to 2001.

     Robert A. Smith, age 57, has been a director since 2000 and has been Executive Vice President – Financial Operations of the Company since September 2000. Mr. Smith previously served as Executive Vice President and Chief Financial Officer of the Company from October 1998 to September 2000; Executive Vice President, Finance and Chief Operating Officer of Oakwood Acceptance Corporation (the Company’s finance subsidiary) from September 1997 to October 1998; and Senior Vice President of the

Company from February 1997 to September 1997. Mr. Smith was a Partner at Price Waterhouse LLP from 1984 to 1997

     Myles E. Standish, age 49, has been a director since 2000 and has been President and Chief Executive Officer of the Company since July 2001 and Chairman of the Company since October 2002. Mr. Standish has also served as General Counsel of the Company since 1995. Previously, Mr. Standish served as Executive Vice President – Operations of the Company from September 2000 to July 2001; Chief Administrative Officer of the Company from November 1998 until September 2000 and Senior Vice President of the Company from 1995 to November 1998. Mr. Standish was a Partner of Kennedy Covington Lobdell & Hickman, L.L.P., a law firm, from 1987 to 1995.

     Sabin C. Streeter, age 62, has been a director since 1993. He has been a private investor and Executive-in-Residence at Columbia University Graduate School of Business since 1997. Mr. Streeter previously served as Managing Director of Donaldson Lufkin & Jenrette Securities Corporation (an investment banking firm) from 1976 to 1997. Mr. Streeter is also a director of Middlebury Corporation.

     Clarence W. Walker, age 72, has been a director of the Company since 1971. Mr. Walker is Of Counsel at Kennedy Covington Lobdell & Hickman, L.L.P. in Charlotte, North Carolina, where he was a Partner from 1961 until 2001.

     The Board of Directors of the Company currently has six members and five vacancies. The directors are elected for staggered terms of three years, with Mr. Streeter having been elected to his position in 2002, Messrs. Walker, Meyer and Smith having been elected to their positions in 2001 and Messrs. Phillips and Standish having been elected to their positions in 2002. Each director and executive officer holds office until his or her death, resignation, retirement, removal or disqualification or until his or her successor is elected and qualified.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and certain persons who own more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Directors, executive officers and such greater than 10% shareholders are required to furnish the Company with copies of all such reports they file. To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during fiscal 2003, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial shareholders were complied with on a timely basis.

Item 11. Executive Compensation.

     Unless otherwise indicated, all references to fiscal 2003 refer to the nine month transition period ended June 30, 2003 and annual periods prior to 2003 refer to fiscal years ended September 30.

     The table below sets forth certain compensation information for the nine month transition period ended June 30, 2003 and the two fiscal years ended September 30, 2002 concerning the Company’s Chief Executive Officer during fiscal 2003 and the Company’s four other most highly compensated executive officers (collectively, the “Named Executive Officers”).

Summary Compensation Table

					Long-Term
					Compensation
	Annual Compensation				Awards

				Other	Securities
				Annual	Underlying	All other
Name and	Fiscal	Salary	Bonus	Compensation	Options	Compensation
Principal Position	Year	($)	($)	($)	(#)	($)(1)

Myles E. Standish	2003	$307,692	$160,417	(2)	—	$1,149
President and Chief	2002	398,558	—	(2)	30,000	6,800
Executive Officer	2001	323,269	225,000	(2)	15,000	7,200
Robert A. Smith	2003	269,231	145,833	(2)	—	2,113
Executive Vice President -	2002	349,519	—	(2)	25,000	6,618
Financial Operations	2001	323,269	225,000	(2)	15,000	7,368
Douglas R. Muir	2003	211,539	72,917	(2)	—	956
Executive Vice President,	2002	275,000	—	(2)	12,500	7,000
Chief Financial Officer,	2001	273,654	125,000	(2)	8,000	8,569
Secretary and Treasurer
Suzanne H. Wood	2003	208,654	72,917	(2)	—	2,722
Former Executive Vice President	2002	250,000	—	(2)	12,500	4,380
and Chief Financial Officer	2001	202,615	90,000	(2)	8,000	—
Timothy J. Graff	2003	173,077	52,500	(2)	—	1,103
Executive Vice President,	2002	225,000	140,000	(2)	10,000	6,777
Customer Operations	2001	221,346	175,000	(2)	4,000	10,400

(1)	Amounts shown in this column represent Company contributions under the Company’s 401(k) Savings Plan.

(2)	Such Named Executive Officer did not receive perquisites or other personal benefits during the listed years in excess of the lesser of (a) $50,000 or (b) 10% of his or her annual salary and bonus.

     The table below sets forth information relating to stock option grants during the nine month transition period ended June 30, 2003 to each Named Executive Officer and the potential realizable value of each grant of options assuming annualized appreciation in the Common Stock at the rate of 5% and 10% over the term of the option.

Option Grants in Fiscal 2003

There were no option grants to the Named Executive Officers during fiscal 2003.

     The table below sets forth information related to the exercises of stock options during the nine month transitional period ended June 30, 2003 by each Named Executive Officer and the fiscal year-end number and value of unexercised stock options:

Aggregated Option Exercises in
Fiscal 2003 and FY-End Option Values

			Number of Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options	Options
	Shares		At FY-end	At FY-end
	Acquired on	Value	Exercisable/	Exercisable/
Name	Exercise (#)	Realized($)	Unexercisable(#)	Unexercisable($)

Myles E. Standish	0	0	47,988/32,000	0/0
Robert A. Smith	0	0	40,333/30,665	0/0
Douglas R. Muir	0	0	35,766/12,333	0/0
Suzanne H. Wood	0	0	14,167/11,333	0/0
Timothy J. Graff	0	0	9,334/10,666	0/0

Compensation Committee Interlocks and Insider Participation

     During fiscal 2003, Messrs. Meyer and Phillips served on the Compensation Committee of the Board of Directors. None of such persons has ever been an officer or employee of the Company or any of its subsidiaries. During fiscal 2003, no executive officer of the Company served as a director or member of the compensation committee (or other committee performing similar functions) of any other entity of which an executive officer served on the Board of Directors or Compensation Committee of the Company.

Director Compensation

     The directors of the Company who are not employees are paid an annual fee of $36,000 plus $1,000 for each Board meeting attended, $1,500 for each Committee meeting attended that is not held on the same day as a Board meeting and $500 for each Board meeting participated in by telephone conference call. Committee chairmen who are not also employees receive an additional $1,000 each quarter. No stock option awards were made to the Company’s directors in fiscal 2003.

Employment Arrangements

     On June 16, 2003, the Company entered into Severance Agreements with each of Robert Smith and Douglas Muir. Pursuant to the terms of the Severance Agreement with Mr. Smith, he will be entitled to certain benefits if his employment is terminated by the Company without good reason. In such an event and provided that Mr. Smith has signed a release agreement releasing the Company from all contractual claims for compensation for services rendered to the Company, then Mr. Smith would be entitled to (1) a lump sum payment of $175,000; (2) medical and dental coverage premium reimbursement for six months (or such shorter period until Mr. Smith obtains such insurance from a new employer) and (3) a payment for all accrued vacation and sick leave as of the termination date. The agreement further provides that it supersedes all previous employment agreements between Mr. Smith and the Company.

     Pursuant to the terms of the Severance Agreement with Mr. Muir, he will be entitled to certain benefits if his employment is terminated by the Company without good reason. In such an event and provided that Mr. Muir has signed a release agreement releasing the Company from all contractual claims for compensation for services rendered to the Company, then Mr. Muir would be entitled to (1) a lump sum payment of $137,500; (2) medical and dental coverage premium reimbursement for six months (or such shorter period until Mr. Muir obtains such insurance from a new employer) and (3) a payment for all accrued vacation and sick leave as of the termination date.

     Both Severance Agreements provide that the Company was to deposit funds to cover the severance obligations into escrow within ten days of the date of the agreements. The amount to be deposited for Mr. Smith is $177,526 and the amount for Mr. Muir is $141,576.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The following chart gives aggregate information regarding grants under all equity compensation plans of the Company through June 30, 2003.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	561,011	$39.35	801,789
Equity compensation plans not approved by security holders(1)	1,923,536	$9.76	—
Total	2,484,547	$16.44	801,789

(1)	Consists of a warrant issued in connection with the Company’s $200.0 million loan purchase facility. See Note 11 to the Consolidated Financial Statements. Such warrant is currently exercisable, has an exercise price of $9.76 per share and expires in February 2009.

Principal Holders of Common Stock and Holdings of Management

     The following table provides information about the beneficial ownership of the Company’s Common Stock as of September 1, 2003. The Company has listed each person that beneficially owns more than 5% of its outstanding Common Stock, each of its directors, each of its executive officers identified in the summary compensation table and all directors and executive officers as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

	Number of Shares and Nature	Percentage of Shares
Name and Address of	Beneficial Ownership	Outstanding

Credit Suisse First Boston (1)	1,906,888	16.7%
Timothy J. Graff (2)	13,538	**
Dennis I. Meyer (3)	69,726	**
Douglas R. Muir (4)	27,216	**
Kermit G. Phillips, II (5)	7,685	**
Robert A. Smith (6)	43,530	**
Myles E. Standish (7)	53,800	**
Sabin C. Streeter (8)	13,685	**
Clarence W. Walker (9)	40,866	**
Suzanne H. Wood (10)	14,167	**
Executive officers and directors as group (12 persons) (11)	334,899	3.5%

(1)	Represents shares subject to a warrant held by Credit Suisse First Boston International (“CSFBi”) that is presently exercisable. According to a Schedule 13G filed by Credit Suisse First Boston (“CSFB”) on March 8, 2001, CSFB holds 56% of the ordinary voting shares of CSFBi. CSFB disclaims beneficial ownership of all such Common Stock of the Company. Such percentage is based on the number of shares outstanding plus shares issuable upon exercise of the warrant. CSFB’s address is Uetlibergstrasse 231, P.O. Box 900, CH-8070 Zurich, Switzerland.

(2)	Mr. Graff’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 204 shares held through the Company’s 401(k) plan and 9,334 shares subject to options that are currently exercisable.

(3)	Mr. Meyer’s business address is 815 Connecticut Avenue, N.W., Suite 900, Washington, D.C. 20006. Consists of 6,685 shares subject to options that are currently exercisable and 63,038 shares held by Mr. Meyer’s wife, of which Mr. Meyer disclaims beneficial ownership.

(4)	Mr. Muir’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 354 shares held through the Company’s 401(k) plan and 26,766 shares subject to options that are currently exercisable.

(5)	Mr. Phillips’s business address is 1400 Battleground Avenue, Suite 201, Greensboro, North Carolina 27408. Includes 6,685 shares subject to options that are currently exercisable.

(6)	Mr. Smith’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 119 shares held through the Company’s 401(k) plan and 40,333 shares subject to options that are currently exercisable.

(7)	Mr. Standish’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Includes 217 shares held through the Company’s 401(k) plan and 47,998 shares subject to options that are currently exercisable.

(8)	Mr. Streeter’s business address is 2 Woods Witch Lane, Chappaqua, New York 10514. Includes 6,685 shares subject to options that are currently exercisable and 1,000 shares held by Mr. Streeter’s wife, of which Mr. Streeter disclaims beneficial ownership.

(9)	Mr. Walker’s business address is 214 N. Tryon Street, 47th Floor, Charlotte, NC 28202. Includes 6,685 shares subject to options that are currently exercisable and 2,210 shares held by Mr. Walkers’s wife, of which Mr. Walker disclaims beneficial ownership..

(10)	Ms. Wood’s business address is 7800 McCloud Road, Greensboro, North Carolina 27409. Consists of 14,167 shares subject to options that are currently exercisable. Ms. Wood resigned on September 17, 2003.

(11)	Includes 1,629 shares held through the Company’s 401(k) plan and 202,597 shares subject to options that are presently exercisable.

** Less than 1%.

Item 13. Certain Relationships and Related Transactions.

     The law firm of Kennedy Covington Lobdell & Hickman, L.L.P., of which Clarence W. Walker is a retired partner and serves Of Counsel, has served as counsel to the Company since 1971. It is expected that such firm will continue to serve as counsel to the Company during the current fiscal year.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements, Financial Statement Schedules and Exhibits.

List the following documents filed as part of this report:

1.	Financial Statements.

The following financial statements of the Company are included as part of Item 8 hereof:

Report of PricewaterhouseCoopers LLP

Consolidated Statements of Operations for the nine month transition period ended June 30, 2003 and the years ended September 30, 2002 and 2001

Consolidated Balance Sheets as of June 30, 2003 and September 30, 2002

Consolidated Statements of Cash Flows for the nine month transition period ended June 30, 2003 and the years ended September 30, 2002 and 2001

Consolidated Statement of Changes in Shareholders’ Equity (Deficit) and Other Comprehensive Income (Loss) for the nine month transition period ended June 30, 2003 and the years ended September 30, 2002 and 2001

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

See the accompanying Index to Financial Statement Schedules at page F-1.

3.	Exhibits

3.1	Restated Articles of Incorporation of the Company dated January 25, 1984 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

3.2	Articles of Amendment to the Restated Articles of Incorporation of the Company dated February 18, 1988 (Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company dated April 23, 1992 (Exhibit 3.3 to the Company’s Annual Report on Form 10- K for the fiscal year ended September 30, 1992)

3.4	Articles of Amendment to the Restated Articles of Incorporation of the Company dated June 13, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2001)

3.5	Amended and Restated Bylaws of the Company (filed herewith)

4.1	Shareholder Protection Rights Agreement dated August 22, 1991 between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

4.2	Amendment to Shareholder Protection Rights Agreement dated July 24, 2001 between the Company and First Union National Bank, N.A., as successor Rights Agent (Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed August 2, 2001)

4.3	Agreement to Furnish Copies of Instruments With Respect to Long Term Dept (filed herewith)

4.4	Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999)

4.5	First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

10.1*	Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company’s Registration Statement on Form S-2 filed on April 13, 1991)

10.2*	Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.3*	Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.4*	Oakwood Homes Corporation Director Deferral Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

10.5*	Form of Employment Agreement between the Company and Myles E. Standish (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

10.6*	Severance Agreement between the Company and Robert A. Smith (filed herewith)

10.7*	Severance Agreement between the Company and Douglas R. Muir (filed herewith)

10.8*	Employment Agreement between Macy A. Foster and Oakwood Mobile Homes, Inc., dated January 15, 2001 (filed herewith)

10.9*	Separation Agreement dated as of November 30, 2001 between the Company and Duane D. Daggett (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.10	Sale and Servicing Agreement dated as of January 23, 2003 among Oak Leaf Holdings, LLC, as Depositor, OMI Note Trust 2003-A, as Issuer, Ginkgo Corporation, as Transferor, Oakwood Servicing Holdings Co., LLC, as Servicer, Oakwood Acceptance Corporation, LLC, as Seller and Subervicer and JPMorgan Chase Bank, as Backup Servicer, Indenture Trustee and Custodian (filed herewith)

10.11	Class A Note Purchase Agreement dated as of January 23, 2003 among OMI Note Trust 2003-A, as Issuer, Oakwood Servicing Holdings Co., LLC, as Servicer, Oakwood Acceptance Corporation, LLC, as Seller and Subservicer, Oak Leaf Holdings, LLC, as Depositor, Ginkgo Corporation as Transferor, the Purchaser parties thereto and Credit Suisse First Boston, New York Branch, as Agent (filed herewith)

10.12	Trust Agreement dated as of January 23, 2003 between Oak Leaf Holdings, LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (filed herewith)

10.13	Indenture dated as of January 23, 2003 between OMI Note Trust 2003-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (filed herewith)

10.14	Custodial Agreement dated as of January 7, 2003 by and among OMI Note Trust 2003-A, Credit Suisse First Boston, New York Branch, Oakwood Servicing Holdings Co, LLC, Oakwood Acceptance Corporation, LLC and JPMorgan Chase Bank (filed herewith)

10.15	Registration Rights Agreement dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston

International (Exhibit 99.7 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.16	Warrant for Common Stock dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit 99.8 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.17	Indenture by and among Oakwood Advance Receivables Company, L.L.C. as Issuer and The Chase Manhattan Bank as Trustee, Verification Agent and Paying Agent and Oakwood Acceptance Corporation, individually and as REMIC Servicer, dated as of September 28, 2001 (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.18	Receivables Contribution Agreement by and between Oakwood Acceptance Corporation as Seller and Oakwood Advance Receivables Company, L.L.C. as Issuer, dated September 28, 2001 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.19	Lender Assumption Agreement, dated February 21, 2002 by The CITGroup/Business Credit, Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.20	Loan and Security Agreement, dated January 22, 2002, by and among Oakwood Homes Corporation and each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto and Foothill Capital Corporation (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002)

10.21	First Amendment to Loan Agreement, dated as of July 8, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.22	Second Amendment to Loan Agreement, dated as of July 31, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.23	Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2002)

10.24	Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 10, 2003)

10.25	Amendment No. 1 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.26	Amendment No. 2 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.27	Amendment No. 3 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.28	Amendment No. 4 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.29	Note Purchase Agreement among Oakwood Advance Receivables Company II, L.L.C. as Issuer, the Lenders identified on Schedule A thereto, as Purchasers and Greenwich Capital Financial Products, Inc., as Agent, dated as of February 1, 2003 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2003)

10.30	Indenture, dated as of February 1, 2003, by and between Oakwood Advance Receivables Company II, L.L.C. as Issuer and JPMorgan Chase Bank as Indenture Trustee (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2003)

10.31	Receivables Purchase Agreement between Oakwood Advance Receivables Company II, L.L.C. as Issuer and Oakwood Servicing Holdings Co., LLC as Seller, dated as of February 1, 2003 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2003)

21	List of the Company’s material subsidiaries (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Restructuring Term S sheet dated November 15, 2002 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 18, 2002)

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

(b)	Reports on Form 8-K.

          The Company filed the following Current Reports on Form 8-K: September 12, 2003 (announcing the filing of an amended Plan of Reorganization and related Disclosure Statement and a hearing date scheduled for September 26, 2003), August 27, 2003 (announcing (1) an amendment to the line of credit tranche of its DIP financing, including reducing the commitment from $140 million to $90 million and (2) an order by the Bankruptcy Court extending the date for filing and soliciting acceptances to a plan of reorganization), June 26, 2003 (announcing the filing of the first amended plan of reorganization with the bankruptcy court), May 7, 2003 (announcing a change in the Company’s year end from September 30 to June 30), March 4, 2003 (announcing that the Company had closed the up to $75 million servicing tranche of its up to $215 million DIP financing), February 10, 2003 (announcing that the Company had closed the up to $140 million line of credit tranche of its up to $215 million DIP financing), December 9, 2002 (announcing a final agreement for interim DIP financing), November 26, 2002 (announcing the term sheet for the interim DIP financing), and November 18, 2002 (announcing that the Company had filed for bankruptcy).

(c)	Exhibits.

See Item 15(a)(3).

(d)	Financial Statement Schedules .

See Item 15(a)(2).

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKWOOD HOMES CORPORATION

By:	/s/ Douglas R. Muir

Douglas R. Muir
Executive Vice President and Chief Financial Officer

Dated: September 25, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Myles E. Standish Myles E. Standish	Director, Chairman, Chief Executive Officer and President (Principal Executive Officer)	September 25, 2003

/s/ Dennis I. Meyer Dennis I. Meyer	Director	September 25, 2003

/s/ Kermit G. Phillips, II Kermit G. Phillips, II	Director	September 25, 2003

/s/ Sabin C. Streeter Sabin C. Streeter	Director	September 25, 2003

/s/ Clarence W. Walker Clarence W. Walker	Director	September 25, 2003

/s/ Robert A. Smith Robert A. Smith	Director, Executive Vice President – Financial Operations	September 25, 2003

/s/ Douglas R. Muir Douglas R. Muir	Executive Vice President, Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	September 25, 2003

OAKWOOD HOMES CORPORATION

INDEX TO FINANCIAL STATEMENT SCHEDULE

     Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

F-1

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.

EXHIBITS

ITEM 15(a)(3)

ANNUAL REPORT ON FORM 10-K

Commission
For nine month transition period ended	File Number
June 30, 2003	1-7444

OAKWOOD HOMES CORPORATION

EXHIBIT INDEX

Exhibit No.	Exhibit Description

3.1	Restated Articles of Incorporation of the Company dated January 25, 1984 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1984)

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company dated February 18, 1988 (Exhibit 3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1988)

3.3	Articles of Amendment to the Restated Articles of Incorporation of the Company dated April 23, 1992 (Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1992)

3.4	Articles of Amendment to the Restated Articles of Incorporation of the Company dated June 13, 2001 (Exhibit 2 to the Company’s Quarterly Report on Form 10- Q for the quarter ended June 30, 2001)

3.5	Amended and Restated Bylaws of the Company (filed herewith)

4.1	Shareholder Protection Rights Agreement dated August 22, 1991 between the Company and Wachovia Bank of North Carolina, N.A., as Rights Agent (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1991)

4.2	Amendment to Shareholder Protection Rights Agreement dated July 24, 2001 between the Company and First Union National Bank, N.A., as successor Rights Agent (Exhibit 2 to the Company’s Registration Statement on Form 8-A/A filed August 2, 2001)

4.3	Agreement to Furnish Copies of Instruments With Respect to Long Term Dept (filed herewith)

4.4	Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999)

4.5	First Supplemental Indenture dated as of March 2, 1999 between the Company and The First National Bank of Chicago, as Trustee (Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

Exhibit No.	Exhibit Description

10.1*	Oakwood Homes Corporation 1990 Director Stock Option Plan (Exhibit 10.24 to the Company’s Registration Statement on Form S-2 filed on April 13, 1991)

10.2*	Oakwood Homes Corporation Key Employee Stock Plan (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996)

10.3*	Oakwood Homes Corporation 1997 Director Stock Option Plan (Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.4*	Oakwood Homes Corporation Director Deferral Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

10.5*	Form of Employment Agreement between the Company and Myles E. Standish (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1998)

10.6*	Severance Agreement between the Company and Robert A. Smith (filed herewith)

10.7*	Severance Agreement between the Company and Douglas R. Muir (filed herewith)

10.8*	Employment Agreement between Macy A. Foster and Oakwood Mobile Homes, Inc., dated January 15, 2001 (filed herewith)

10.9*	Separation Agreement dated as of November 30, 2001 between the Company and Duane D. Daggett (Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001)

10.10	Sale and Servicing Agreement dated as of January 23, 2003 among Oak Leaf Holdings, LLC, as Depositor, OMI Note Trust 2003-A, as Issuer, Ginkgo Corporation, as Transferor, Oakwood Servicing Holdings Co., LLC, as Servicer, Oakwood Acceptance Corporation, LLC, as Seller and Subervicer and JPMorgan Chase Bank, as Backup Servicer, Indenture Trustee and Custodian (filed herewith)

10.11	Class A Note Purchase Agreement dated as of January 23, 2003 among OMI Note Trust 2003-A, as Issuer, Oakwood Servicing Holdings Co., LLC, as Servicer, Oakwood Acceptance Corporation, LLC, as Seller and Subservicer, Oak Leaf Holdings, LLC, as Depositor, Ginkgo Corporation as Transferor, the Purchaser parties thereto and Credit Suisse First Boston, New York Branch, as Agent (filed herewith)

10.12	Trust Agreement dated as of January 23, 2003 between Oak Leaf Holdings, LLC, as Depositor, and Wilmington Trust Company, as Owner Trustee (filed herewith)

10.13	Indenture dated as of January 23, 2003 between OMI Note Trust 2003-A, as Issuer, and JPMorgan Chase Bank, as Indenture Trustee (filed herewith)

10.14	Custodial Agreement dated as of January 7, 2003 by and among OMI Note Trust 2003-A, Credit Suisse First Boston, New York Branch, Oakwood Servicing Holdings Co, LLC, Oakwood Acceptance Corporation, LLC and JPMorgan Chase Bank (filed herewith)

10.15	Registration Rights Agreement dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International

Exhibit No.	Exhibit Description

(Exhibit 99.7 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.16	Warrant for Common Stock dated as of February 16, 2001 by and between Oakwood Homes Corporation and Credit Suisse First Boston International (Exhibit 99.8 to the Company’s Current Report on Form 8-K filed March 8, 2001)

10.17	Indenture by and among Oakwood Advance Receivables Company, L.L.C. as Issuer and The Chase Manhattan Bank as Trustee, Verification Agent and Paying Agent and Oakwood Acceptance Corporation, individually and as REMIC Servicer, dated as of September 28, 2001 (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.18	Receivables Contribution Agreement by and between Oakwood Acceptance Corporation as Seller and Oakwood Advance Receivables Company, L.L.C. as Issuer, dated September 28, 2001 (Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001)

10.19	Lender Assumption Agreement, dated February 21, 2002 by The CITGroup/Business Credit, Inc. (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.20	Loan and Security Agreement, dated January 22, 2002, by and among Oakwood Homes Corporation and each of its subsidiaries that are signatories thereto, the lenders that are signatories thereto and Foothill Capital Corporation (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2002)

10.21	First Amendment to Loan Agreement, dated as of July 8, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, and Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.22	Second Amendment to Loan Agreement, dated as of July 31, 2002, by and among the Company and each of its subsidiaries identified on the signature pages thereof, the Lenders identified on the signature pages thereto, Foothill Capital Corporation, in its capacity as agent for the Lenders (Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.23	Senior Secured, Super Priority Debtor-in-Possession Loan and Security Agreement (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2002)

10.24	Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 10, 2003)

Exhibit No.	Exhibit Description

10.25	Amendment No. 1 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.26	Amendment No. 2 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.27	Amendment No. 3 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.28	Amendment No. 4 to Debtor-in-Possession Financing and Security Agreement, dated as of January 28, 2003, by and Oakwood Homes Corporation, as debtor and debtor-in-possession, certain of its affiliates, as debtors and debtors-in-possession, Oakwood Servicing Holdings Co., LLC, as a Non-Debtor Borrower, the Tranche A Lenders party thereto and Greenwich Capital Financial Products, Inc., as Agent (filed herewith)

10.29	Note Purchase Agreement among Oakwood Advance Receivables Company II, L.L.C. as Issuer, the Lenders identified on Schedule A thereto, as Purchasers and Greenwich Capital Financial Products, Inc., as Agent, dated as of February 1, 2003 (Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2003)

10.30	Indenture, dated as of February 1, 2003, by and between Oakwood Advance Receivables Company II, L.L.C. as Issuer and JPMorgan Chase Bank as Indenture Trustee (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2003)

10.31	Receivables Purchase Agreement between Oakwood Advance Receivables Company II, L.L.C. as Issuer and Oakwood Servicing Holdings Co., LLC as Seller, dated as of February 1, 2003 (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2003)

21	List of the Company’s material subsidiaries (filed herewith)

23	Consent of PricewaterhouseCoopers LLP (filed herewith)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Statement of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

Exhibit No.	Exhibit Description

32.2	Statement of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (filed herewith)

99.1	Restructuring Term S sheet dated November 15, 2002 (Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 18, 2002)

* Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.