Form 10-Q
period 2003-09-30
OAKWOOD HOMES CORP
filed 2003-11-14
CIK 73609

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-7444

OAKWOOD HOMES CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

NORTH CAROLINA	56-0985879

(State of Incorporation)	(I.R.S. Employer Identification No.)

7800 McCloud Road, Greensboro, NC	27409-9634

(Address of Principal Executive Offices)	(Zip Code)

(336) 664-2400

(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The number of issued and outstanding shares of the Company’s $.50 par value Common Stock, its only outstanding class of common stock, as of November 1, 2003 was 9,536,610 shares.

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

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Operations (Unaudited)

(in thousands except per share data)

	Three months ended
	September 30,
	2003	2002

Revenues
Net sales	$153,384	$241,606
Financial services
Consumer finance, net of impairment and valuation provisions	35,923	(2,072)
Insurance	—	7,255

	35,923	5,183
Other income	3,907	1,871

Total revenues	193,214	248,660
Cost and expenses
Cost of sales	123,967	182,535
Selling, general and administrative expenses	31,661	63,246
Financial services operating expenses
Consumer finance	11,088	14,793
Insurance	—	3,538

	11,088	18,331
Restructuring charges (reversals)	(331)	8,582
Goodwill and other asset impairment charges	1,379	51,224
Provision for losses on credit sales	6,897	7,556
Interest expense	6,846	10,731

Total costs and expenses	181,507	342,205

Income (loss) before reorganization items and income taxes	11,707	(93,545)
Reorganization items
Professional fees	(3,166)	—

	(3,166)	—

Income (loss) before income taxes	8,541	(93,545)
Provision for income taxes	—	—

Net income (loss)	$8,541	$(93,545)

Net income (loss) per share
Basic	$0.90	$(9.82)

Diluted	$0.90	$(9.82)

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three months ended
	September 30,
	2003	2002

Net income (loss)	$8,541	$(93,545)
Unrealized losses on securities available for sale	(285)	(1,819)

Comprehensive income (loss)	$8,256	$(95,364)

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Balance Sheet (Unaudited)

(in thousands except share and per share data)

	September 30,	June 30,
	2003	2003

ASSETS
Cash and cash equivalents	$33,172	$29,336
Loans and investments	188,556	154,017
Other receivables	119,386	124,984
Inventories
Manufactured homes	79,257	87,403
Work-in-process, materials and supplies	23,744	24,473
Land/homes under development	10,342	10,877

	113,343	122,753
Properties and facilities	108,670	116,420
Other assets	148,726	143,940

	$711,853	$691,450

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Short-term borrowings	$193,036	$180,536
Accounts payable and accrued liabilities	111,742	120,316
Insurance reserves and unearned premiums	66	66
Deferred income taxes	6,169	6,169

	311,013	307,087
Liabilities subject to compromise
Notes and bonds payable	308,428	308,437
Accounts payable and accrued liabilities	74,919	67,646
Other long-term obligations	382,834	381,879

	766,181	757,962
Commitments and contingencies
Shareholders’ equity (deficit)
Common stock, $.50 par value; 100,000,000 shares authorized; 9,537,000 shares issued and outstanding	4,768	4,769
Additional paid-in capital	199,852	199,857
Accumulated deficit	(572,384)	(580,925)

	(367,764)	(376,299)
Accumulated other comprehensive income	2,449	2,734
Unearned compensation	(26)	(34)

Total shareholders’ equity (deficit)	(365,341)	(373,599)

	$711,853	$691,450

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Three months ended
	September 30,
	2003	2002

Operating activities
Net income (loss)	$8,541	$(93,545)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation and amortization of property, plant and equipment, intangible assets and servicing assets and liabilities	6,558	3,044
Depreciation and amortization - other	1,220	1,352
Provision for losses on credit sales, net of charge-offs	(763)	454
(Gain) loss on securities sold and loans sold or held for sale	(23,993)	300
Impairment and valuation provisions - retained interests	2,939	13,174
Excess of cash receipts over REMIC residual income recognized (income recognized over cash received)	(373)	224
Reversal of restructuring charges	(331)	(175)
Noncash restructuring and asset impairment charges	1,379	57,965
Other	2	(1,788)
Changes in assets and liabilities
Other receivables	690	9,879
Inventories	9,410	11,204
Deferred insurance policy acquisition costs	—	(143)
Other assets	(11,458)	(5,765)
Accounts payable and accrued liabilities	(1,028)	(18,636)
Insurance reserves and unearned premiums	—	1,247
Other long-term obligations	(1)	(2,020)

Cash used by operations	(7,208)	(23,229)
Loans originated	(21,335)	(236,008)
Purchase of loans and securities	—	—
Sale of loans	11,455	199,455
Principal receipts on loans	7,063	7,355

Cash used by operating activities	(10,025)	(52,427)

Investing activities
Acquisition of properties and facilities	(914)	(1,876)
Disposals of properties and facilities	3,405	248

Cash provided (used) by investing activities	2,491	(1,628)

Financing activities
Net borrowings on short-term credit facilities	12,500	29,000
Cash collateral deposited for Servicing Advance Loan	(1,121)	—
Payments on notes and bonds	(9)	(86)

Cash provided by financing activities	11,370	28,914

Net increase (decrease) in cash and cash equivalents	3,836	(25,141)
Cash and cash equivalents
Beginning of period	29,336	45,248

End of period	$33,172	$20,107

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	The interim Consolidated Financial Statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.” Accordingly, all pre-petition liabilities subject to compromise have been segregated in the Consolidated Balance Sheet and classified as Liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as Reorganization items in the Consolidated Statement of Operations. Cash used for reorganization items is disclosed separately in Note 7 to the Consolidated Financial Statements. The unaudited Consolidated Financial Statements reflect all adjustments, which include only normal recurring adjustments, except as described above, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. These interim statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

Unless otherwise indicated, all references to 2003 refer to the nine month transition period ended June 30, 2003 and annual periods prior to 2003 refer to fiscal years ended September 30. On April 22, 2003 the Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30.

2.	On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation and 14 of its subsidiaries (collectively, the “Debtors” and, with Oakwood Homes’ non-Debtor subsidiaries, the “Company”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al.” The Debtors currently are operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

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

The Company’s proposed reorganization plan provides for the conversion of the Company’s $303 million of senior unsecured debt, its guarantees of principal and interest on $275 million principal amount of subordinated REMIC securities and certain other unsecured indebtedness into the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. On October 3, 2003 the Court entered an order approving the Company’s disclosure statement and authorizing the Company to solicit its creditors to approve the plan. The deadline for voting on the plan is November 19, 2003 and a confirmation hearing currently is scheduled for November 26, 2003. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the proposed plan will be approved by the creditors of the Company and confirmed by the Court. In addition, implementation of any confirmed plan of reorganization likely would require that the Company obtain replacements for its Loan Purchase Facility and DIP Facility, which are scheduled to expire on November 30, 2003. While the Company has received a commitment from its DIP lender to provide such replacement financing, closing the replacement facility is subject to certain conditions, including execution of definitive documentation.

As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In July 2003 the Company announced the closure of an additional 15 retail sales centers. Following these closures, the Company will operate approximately 98 sales centers and 14 manufacturing plants. At September 30, 2003 the Company held for sale seven manufacturing facilities with a net book value of $12.2 million.

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

In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to borrow up to $75 million for the purchase of qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the final receivables purchase date in November 2003. Because OAR II is not a qualifying special purpose entity under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125,” (“FAS 140”) receivables sold to OAR II continue to be recognized as assets of the Company and borrowings by OAR II are reflected as short-term borrowings in the accompanying Consolidated Balance Sheet.

A summary of the funding status of OAR II at September 30, 2003 is as follows (in thousands):

Receivables sold to OAR II	$14,242
Discount	(1,768)

Collateral value of receivables	12,474
Cash available for purchase of additional receivables	39,062

Total amount borrowed under facility (included in short-term borrowings), at 7.5%	51,536
Additional funding capacity	23,464

Total facility size	$75,000

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

In February 2001 the Company entered into a sale and servicing agreement and certain related agreements, collectively, the “Loan Purchase Facility,” pursuant to which the Company sells consumer loans to an unaffiliated entity, which in turn sells the loans to Oak Leaf Holdings (“Oak Leaf”), a special purpose entity majority owned by Oakwood Capital Corporation (“Oakwood Capital”). Oak Leaf then sells the loans to OMI Note Trust (“OMI Trust”). A majority of the purchase price for the loans purchased by OMI Trust from Oak Leaf is paid in cash, using the proceeds of up to $200 million of debt obligations of OMI Trust sold to a financial institution pursuant to a note purchase agreement expiring the earlier of February 2004 or the date on which a termination event occurs. Included among such other termination events are events which were added to the terms of the Loan Purchase Facility following the Company’s bankruptcy filing, include the effectiveness of a reorganization plan under Chapter 11, the conversion of the Chapter 11 case to a liquidation under Chapter 7 of the Bankruptcy Code, or an event of default under the DIP Facility. Such consumer loans (i) are carried on the financial statements of the Company solely as a result of the consolidation of the financial statements of OMI Trust with those of the Company, (ii) are no longer owned by the Company for state law purposes, and (iii) are not available to satisfy the claims of creditors of the Company. As a condition of the Loan Purchase Facility, the Company issued to a sister company of the financial institution a warrant to acquire approximately 1.9 million shares of the Company’s common stock with an exercise price of approximately $9.76 per share. The warrant, which was immediately exercisable, expires in February 2009.

In December 2002 and January 2003 the Court entered orders authorizing the Company’s finance subsidiary, Oakwood Acceptance Corporation, LLC (“OAC”) to (1) assign OAC’s servicing rights under the pooling and servicing agreements and certain advance receivables to Oakwood Servicing Holdings Co., LLC (“Oakwood Servicing”), a newly created limited purpose wholly-owned consolidated subsidiary of OAC and (2) enter into and perform under a subservicing agreement with Oakwood Servicing. Under this structure, Oakwood Servicing has become the servicer of record for the purposes of the servicing agreements. OAC continues to perform day-to-day servicing in accordance with the terms of the subservicing agreements. This arrangement elevated the priority of, and in certain instances increased the amount of, servicing fees, which had previously been subordinate to payments to the REMIC bondholders, to a senior position in the distribution of cash received by the REMIC trusts. The elevation of servicing fees to a senior position resulted in an increase in the cash servicing fees received by the Company. However, because the elevation of the servicing fees also has the effect of decreasing cash available to pay securityholders in the REMIC trusts, the Company’s obligations under guarantees of certain subordinated REMIC securities increased substantially. While the effects of the elevation of the servicing fee priority on the Company’s estimated future guarantee obligations are fully reflected in the Consolidated Financial Statements, the offsetting effects of the increased estimated future servicing fee income are limited by generally accepted accounting principles and accordingly are not fully reflected in the Consolidated Financial Statements.

Under Section 362 of the Bankruptcy Code, actions to collect pre-petition indebtedness, as well as most other pending litigation, are stayed. Absent an order of the Court, substantially all pre-petition liabilities are subject to settlement under a plan of reorganization, should such plan be approved by the Court.

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

The United States Trustee has appointed an unsecured creditors committee. The official committee has a right to be heard on all matters that come before the Court and is the primary entity with which the Company has been negotiating the terms of a plan of reorganization. To date, no other committees have been appointed by the United States Trustee. There can be no assurance this committee will support the Company’s positions in the bankruptcy proceedings or the plan of reorganization, and disagreements between the Company and this committee could protract the bankruptcy proceedings, could negatively affect the Company’s ability to operate during bankruptcy and could delay the Company’s emergence from bankruptcy or cause the bankruptcy proceedings to be converted from a reorganization to a liquidation.

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

3.	The components of loans and investments are as follows:

	September 30,	June 30,
	2003	2003

	(in thousands)
Loans held for sale	$184,059	$144,768
Loans held for investment	2,239	2,369
Less: reserve for uncollectible receivables	(14,478)	(11,751)

Total loans receivable	171,820	135,386

Retained interests in REMIC securitizations, exclusive of loan servicing assets and liabilities
Regular interests	4,228	6,192
Residual interests	12,508	12,439

Total retained REMIC interests (amortized cost of $14,287 and $15,897)	16,736	18,631

	$188,556	$154,017

The following table summarizes the transactions reflected in the reserve for credit losses:

	Three months ended
	September 30,
	2003	2002

Balance at beginning of period	$11,851	$5,061
Provision for losses on credit sales	6,897	7,556
Reserve recorded in connection with repurchase of loans sold in March 2003	3,522	—
Reserve recorded related to acquired portfolios	—	1,162
Losses charged to the reserve and other	(7,660)	(8,264)

Balance at the end period	$14,610	$5,515

The reserve for credit losses is reflected in the Consolidated Balance Sheet as follows:

	September 30,	June 30,
	2003	2003

	(in thousands)
Reserve for uncollectible receivables (included in loans and investments)	$14,478	$11,751
Reserve for contingent liabilities (included in accounts payable and accrued liabilities)	132	100

	$14,610	$11,851

In March 2003 the Company sold approximately $260 million of installment loans under an agreement which required the Company to repurchase any of those loans which exceeded certain delinquency standards as of August 2003. The maximum amount payable by the Company pursuant to the repurchase obligation was approximately $13 million, and the purchaser retained $13 million of the purchase price to secure the Company’s repurchase obligation. In August 2003 the repurchase obligation was quantified and the Company repurchased the required loans and recorded an addition of $3.5 million to the reserve for credit losses in connection with the repurchase. Losses incurred on the repurchase were less than estimated by the Company as of the March 2003 sale date, and accordingly a gain on sale of loans of approximately $3.7 has been reflected in the quarter ended September 30, 2003. The Company also received the unused portion of the security for the repurchase obligation. In addition, the March 2003 loan sale agreement contained provisions which entitled the Company to receive additional purchase consideration for the loans if the amount ultimately realized by the purchaser of the loans on a subsequent sale of the loans exceeded a certain amount. In August 2003 the purchaser resold substantially all of the loans and the Company received approximately $5.1 in additional purchase consideration which has been reflected as a gain on sale of loans for the quarter ended September 30, 2003.

4.	The Company’s retained interests in securitizations are set forth below.

	September 30,	June 30,
	2003	2003

	(in thousands)
Regular interests	$4,228	$6,192
Residual interests	12,508	12,439
Loan servicing assets	23,859	26,560
Guarantee liabilities	380,941	379,986

A reconciliation of amounts recorded for loan servicing contracts follows:

	Three months ended
	September 30,
	2003	2002

	(in thousands)
Balance at beginning of period	$26,560	$(55,998)
Servicing assets recorded	—	3,888
Amortization of servicing contracts	(2,701)	4,044
Valuation allowances recorded	—	(7,675)

Balance at end of period	$23,859	$(55,741)

The Company estimates the fair value of its retained interests in securitizations by determining the present value of the associated expected future cash flows over the expected life of the transactions using modeling techniques that incorporate estimates of key assumptions which management believes market participants would use for similar interests. Such assumptions include prepayment speeds, credit losses and interest rates used to discount cash flows.

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

The Company completed no securitizations during the three months ended September 30, 2003 and during the nine month transition period ended June 30, 2003.

The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

	September 30,	June 30,
	2003	2003

	(in thousands)
Aggregate unpaid principal balance of loans	$4,059,165	$4,301,128
Weighted average interest rate of loans at year end	11.2%	11.1%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	13.2%	12.9%
Approximate remaining assumed nondiscounted credit losses as a percentage of unpaid principal balance of loans	37.9%	35.9%
Approximate weighted average interest rate used to discount assumed residual cash flows	16.0%	16.0%
Interest rated used to discount assumed servicing asset cash flows	6.6%	6.3%
Interest rate used to discount assumed servicing and guarantee liability cash flows	4.0%	3.5%

The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans, and the interaction of assumptions. All data are based on weighted averages using unpaid or original principal balances of loans.

The following table summarizes certain cash flows received from and paid to the securitization trusts during the three months ended September 30, 2003 and 2002:

	Three months ended
	September 30,

	2003	2002

Proceeds from new securitizations	$—	$199,455
Servicing fees received	12,326	3,552
Net P&I advances (reimbursements)	(1,302)	(1,805)
Guarantee payments	—	1,432
Cash received on retained regular interests	445	237
Cash received on retained residual interests	—	883

Loans serviced by the Company and related loans past due 90 days or more at September 30, 2003, are set forth below:

		Amount 90
		days or
	Total principal	more past
	amount	due

	(in thousands)
Loans held for sale	$204,475	$11,843
Securitized loans	4,059,165	286,872

Loans serviced by the Company and related loans past due 90 days or more at June 30, 2003, are set forth below:

	Total	Amount 90
	principal	days or more
	amount	past due

	(in thousands)
Loans held for sale	$183,214	$8,526
Securitized loans	4,301,128	316,390

5.	The Company provides consumer warranties against manufacturing defects in all new homes it sells. Warranty terms are either one or five years depending upon the item covered. Estimated future warranty costs are accrued at the time of sale. The following table sets forth the activity in the Company’s warranty accrual:

	Three months ended
	September 30,
	2003	2002

	(in thousands)
Balance at beginning of period	$7,957	$13,173
Provision for warranty expense	5,357	8,206
Payments of warranty obligations	(5,232)	(8,858)

Balance at end of period	$8,082	$12,521

6.	The components of the restructuring provisions are as follows:

	Severance and other	Plant, sales
	termination	center and	Asset
(in thousands)	charges	office closings	writedowns	Total

Balance at September 30, 2001	$681	$4,197	$—	$4,878
Payments and balance sheet charges	(145)	(743)	—	(888)

Balance at December 31, 2001	536	3,454	—	3,990
Reversal of restructuring charges	(486)	(1,173)	(412)	(2,071)
Payments and balance sheet charges	(50)	(593)	412	(231)

Balance at March 31, 2002	—	1,688	—	1,688
Payments and balance sheet charges	—	(505)	—	(505)

Balance at June 30, 2002	—	1,183	—	1,183
Reversal of restructuring charges	—	(175)	—	(175)
Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)

Balance at September 30, 2002	—	2,909	—	2,909
Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance at December 31, 2002	—	9,021	—	9,021
Reversal of restructuring charges	—	(119)	—	(119)
Payments and balance sheet charges	—	(1,460)	—	(1,460)

Balance at March 31, 2003	—	7,442	—	7,442
Reversal of restructuring charges		(1,368)	(1,092)	(2,460)
Additional provision	—	1	—	1
Payments and balance sheet charges	—	(1,423)	1,092	(331)

Balance at June 30, 2003	—	4,652	—	4,652
Reversal of restructuring charges	—	(331)		(331)
Payments and balance sheet charges	—	(401)		(401)

Balance at September 30, 2003	$—	$3,920	$—	$3,920

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

As part of the Company’s operational restructuring undertaken in connection with its bankruptcy filing, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.1 million in restructuring charges during 2003. As a result of changes in the original estimate of costs to close certain manufacturing plants and sales centers, in 2003 the Company reversed into income $2.6 million of restructuring charges originally recorded in 2003, 2002 and 2001. In the quarter ended September 30, 2003 the Company reversed into income $0.3 million of restructuring charges principally related to charges originally recorded in 2003.

Of the $3.9 million remaining in the restructuring reserve at September 30, 2003, approximately $0.5 million and $0.7 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at September 30, 2003 unless such amounts are set aside by the Court during the bankruptcy proceedings.

The Company terminated approximately 400 employees as part of its fourth quarter 2001 plan and approximately 150 employees as part of its fourth quarter 2002 plan. The Company terminated approximately 1,550 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 plan.

7.	Goodwill and other asset impairment charges in the three months ended September 30, 2003 relate principally to the writeoff of certain costs related to computer systems enhancements which are unlikely to be implemented by the Company.

In the quarter ended September 30, 2002 the Company recorded impairment charges of approximately $51.2 million, principally as a result of a reassessment of the value of goodwill and other intangible assets, which the Company wrote off in their entirety.

8.	Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. Reorganization items for the three months ended September 30, 2003 include professional fees of $3.2 million representing financial, legal, real estate and valuation services directly associated with the reorganization process. Cash paid for reorganization items was approximately $4.7 million during the three months ended September 30, 2003.

Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $6.1 million of contractually stated interest was not recorded as interest expense during the three months ended September 30, 2003.

Condensed financial information of the Debtors is set forth below:

Three months ended
September 30,
2003

(in thousands)
Statement of Operations
Revenues
Net sales	$153,384
Consumer finance revenues, net of impairment and valuation provisions	1,688
Other income	3,907

Total revenues	158,979
Cost and expenses
Cost of sales	123,967
Selling, general and administrative expenses	31,639
Consumer finance operating expenses	10,931
Restructuring charges (reversals)	(331)
Goodwill and other asset impairment charges	1,379
Provision for losses on credit sales	8,242
Interest expense	2,608

Total costs and expenses	178,435

Loss before reorganization items and income taxes	(19,456)
Reorganization items, net	(3,166)

Loss before income taxes	(22,622)
Provision for income taxes	—

Net loss	$(22,622)

	September 30,	June 30,
	2003	2003

	(in thousands)
Balance Sheet
ASSETS
Cash and cash equivalents	$28,636	$23,249
Loans and investments	18,158	15,735
Other receivables	50,123	47,575
Inventories	113,343	122,753
Properties and facilities	108,670	116,420
Investment in non-filing entities	196,211	153,082
Other assets	56,979	68,658

	$572,120	$547,472

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Short-term borrowings	$40,000	$30,000
Accounts payable and accrued liabilities	101,286	103,115
Deferred income taxes	29,994	29,994

	171,280	163,109
Liabilities subject to compromise
Notes and bonds payable	308,428	308,437
Accounts payable and accrued liabilities	74,919	67,646
Other long-term obligations	382,834	381,879

	766,181	757,962
Shareholders’ equity (deficit)	(365,341)	(373,599)

	$572,120	$547,472

9.	The following table displays the derivation of the number of weighted average shares outstanding used in the computation of basic and diluted earnings per share (“EPS”):

	Three months ended
	September 30,
	2003	2002

Numerator in earnings (loss) per share calculation:
Net income (loss)	$8,541	$(93,545)
Denominator in earnings (loss) per share calculation:
Weighted average number of common shares outstanding	9,531	9,527
Unearned shares	—	—

Denominator for basic EPS	9,531	9,527
Dilutive effect of stock options and restricted shares computed using the treasury stock method	—	—

Denominator for diluted EPS	9,531	9,527

Income (loss) per share:
Net income (loss)
Basic	$0.90	$(9.82)
Diluted	$0.90	$(9.82)

Stock options to purchase 538,512 and 731,169 shares of common stock and 5,584 and 10,604 unearned restricted shares were not included in the computation of diluted earnings per share for the three months ended September 30, 2003 and 2002, respectively, because their inclusion would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by Statement of Financial Accounting Standards No. 123. No stock-based employee compensation cost is reflected in the Company’s net loss, as all options granted under those plans had an exercise price equal to the market value of the common stock at the grant date.

The following table summarizes the proforma effects assuming compensation cost for such awards had been recorded based upon estimated fair value:

	Three months ended
	September 30,

	2003	2002

Net income (loss) - as reported	$8,541	$(93,545)
Net income (loss) - pro forma	8,449	(93,638)
Basic income (loss) per share - as reported	$0.90	$(9.82)
Basic income (loss) per share - pro forma	0.89	(9.83)
Diluted income (loss) per share - as reported	$0.90	$(9.82)
Diluted income (loss) per share - pro forma	0.89	(9.83)

10.	The estimated contractual principal payments under notes and bonds payable are $125.6 million, $0.8 million, $0.9 million, $3.3 million, and $0.6 million for the 12 months ended September 30, 2004, 2005, 2006, 2007 and 2008, respectively, and the balance is payable thereafter. The aforementioned principal payments are stayed during the bankruptcy proceedings.

11.	During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their alleged damages to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep,” “FTC” or “destination” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. An order of class certification was not entered by the trial court and the action against the Oakwood defendants has been stayed since November 15, 2002. If a class certification order is entered, it will be appealed. The Company intends to vigorously defend this case. However, under Section 362 of the Bankruptcy Code, substantially all pre-petition litigation against the Debtors has been stayed, including the aforementioned litigation.

In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this liability was approximately $11 million and $25 million as of September 30, 2003 and June 30, 2003, respectively. Approximately $13 million of the contingent liability at June 30, 2003 related to an obligation to repurchase certain of the loans sold in March 2003 as described in Note 3 to the Consolidated Financial Statements. The Company also retains credit risk on REMIC securitizations because the related trust agreements provide that all losses incurred on REMIC loans are charged to REMIC interests retained by the Company (including the Company’s right to receive servicing fees prior to January 2003) before any losses are charged to REMIC interests sold to third party investors. The Company also has guaranteed payment of principal and interest on subordinated securities issued by REMIC trusts having an aggregate principal amount outstanding of approximately $275 million. Liabilities recorded with respect to such guarantees, measured as the present value of principal and interest payments projected to be made pursuant to the guarantees as described under “Critical Accounting Policies” below, were approximately $380.9 million and $380.0 million at September 30, 2003 and June 30, 2003, respectively, and are included in other long-term obligations. The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $54 million at September 30, 2003. Losses under these agreements have not been significant.

12.	The Company operates in the following major business segments: retail, manufacturing, consumer finance and, prior to November 1, 2002, reinsurance. The Company terminated its reinsurance business shortly before the Petition Date. The following table summarizes information with respect to the Company’s business segments:

	Three months ended
	September 30,
	2003	2002

Revenues
Retail	$70,455	$134,013
Manufacturing	117,354	176,735
Consumer finance	35,923	(2,072)
Insurance	—	10,747
Eliminations/other	(30,518)	(70,763)

	$193,214	$248,660

Income (loss) before interest expense and income taxes
Retail	$(5,865)	$(32,176)
Manufacturing	2,426	(24,993)
Consumer finance	17,639	(24,258)
Insurance	—	3,718
Eliminations/other	4,353	(5,105)

	18,553	(82,814)
Interest expense	(6,846)	(10,731)

Income (loss) before income taxes, reorganization items and cumulative effect of accounting changes	$11,707	$(93,545)

Depreciation and amortization
Retail	$595	$1,652
Manufacturing	1,722	3,539
Consumer finance	4,458	(2,268)
Eliminations/other	1,003	1,473

	$7,778	$4,396

Capital expenditures
Retail	$122	$393
Manufacturing	624	442
Consumer finance	6	443
General corporate	162	598

	$914	$1,876

	September 30,	June 30,
	2003	2003

Identifiable assets
Retail	$359,754	$364,783
Manufacturing	117,025	116,512
Consumer finance	738,041	741,046
Insurance	4,222	8,881
Eliminations/other	(507,189)	(539,772)

	$711,853	$691,450

13.	In November 2002 the Financial Accounting Standards Board (the “Board”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45 also elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. Although the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations do not apply to product warranties, FIN 45 does include specific disclosure requirements for warranty obligations. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 effective January 1, 2003; adoption of the standard had no material effect on the Company’s financial condition or results of operations.

In January 2003 the Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company expects that this new standard will not have any material effect on its financial condition and results of operations attributable to the financial accounting for any variable interest entity in which the Company currently has an interest.

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

In December 2002 the Board adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure – an amendment of FAS 123” (FAS 148). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, the standard is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods. Even those companies that choose not to adopt the accounting provisions of FAS 123 will be affected by this standard. FAS 148 mandates certain new disclosures that are incremental to those required by FAS 123. The transition and annual disclosure provisions of FAS 148 are effective for interim periods and fiscal years ending after December 15, 2002. The Company continues to account for its stock options under APB 25 and adopted the new disclosure requirements of the FAS 148 effective the second quarter of 2003.

14.	For the three months ended September 30, 2003 and 2002 the Company reported net income of $8.5 million and net losses of $93.5 million, respectively. Included in net income for the three months ended September 30, 2003 and 2002 were impairment and valuation provisions of $2.9 million and $13.2 million, respectively. Net income for the three months ended September 30, 2003 also includes gains on loans sold or held for sale of $24.0 million. Net income for the three months ended September 30, 2003 and net loss for the three months ended September 30, 2002 also included $1.4 million and $51.2 million of asset impairment charges, respectively.

These financial results reflect the difficult business conditions within the manufactured housing industry over the last several years including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 13% during calendar 2002 and by approximately 24% during the first nine months of calendar 2003, while industry repossessions continue in the approximate range of 80,000 to 90,000 units annually, more than 50% of new home shipments.

In addition to the industry and economic factors described above, consumer loans originated by the Company have performed poorly, and the manufactured housing asset-backed securities market into which the Company sells its loans has deteriorated. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, resulted in the Company’s loan servicing fees being substantially eliminated; such fees were payable to the Company on a subordinated basis prior to the assignment of the Company’s servicing contracts to Oakwood Servicing as described in Note 2 to the Consolidated Financial Statements. These factors also increased the estimated future payments the Company would be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As more fully described in Note 2 to the Consolidated Financial Statements, as a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors filed for reorganization under Chapter 11 in order to restructure their financial position and access new working capital while continuing to operate in the ordinary course of business.

The Company believes that borrowings under the credit facilities described in Note 2 to the Consolidated Financial Statements, coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow (including increased servicing fee cash flow described in Note 2 to the Consolidated Financial Statements), will be sufficient to enable the Company to meet its obligations and to execute its business plan. Continued access to borrowings under such facilities is dependent upon the Company’s compliance with the terms and conditions contained therein, including compliance with financial covenants. In addition, the DIP Facility terminates not later than November 30, 2003 and the Company’s loan purchase facility effectively terminates simultaneously with the DIP Facility. If the Company has not obtained an extension of the expiration of these facilities before their scheduled termination or obtained replacement facilities sufficient to meet the Company’s liquidity needs, it is unlikely the Company could continue to operate in the normal course of business. The Company has obtained a commitment for replacement facilities as described in Note 2 to the Consolidated Financial Statements.

The retail financing of sales of the Company’s products has historically been an integral part of the Company’s vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. In March 2003 the Company completed, on a servicing-released basis, a whole loan sale of $260 million of loans rather than securitizing them. The Company believes that its net proceeds from the whole loans sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. In October 2003 the Company sold an additional $130 million of loans on a servicing-released basis, the net proceeds of which were approximately $114 million. While the purchase price improved from the March 2003 loan sale, the price remained less than the cost of the loans.

The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations than it typically received in securitizations in 2002 and earlier years. The Company may engage in whole loan sales in the future as an alternative to, or in addition to, loan securitizations. Should the Company’s ability to access the asset-backed securities market or the whole loan sale market become impaired, the Company would be required to obtain additional sources of funding for its finance business or further curtail its loan originations, which could adversely affect its reorganization plans.

From time to time, the Company has retained certain subordinated securities from its securitizations. At September 30, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $3.3 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. Continued lack of demand for subordinated asset-backed securities would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact on the Company’s liquidity and operations.

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

Critical Accounting Policies

     The Company has chosen accounting policies that it believes are appropriate to accurately and fairly report its results of operations and financial position, and it applies those accounting policies in a consistent manner. The Company’s significant accounting policies are summarized in Note 2 to the Consolidated

Financial Statements included in the Company’s Annual Report on Form 10-K for the transition period ended June 30, 2003.

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

Loan securitization

     The Company historically financed its lending activities primarily by securitizing the loans it originates using Real Estate Mortgage Investment Conduits (“REMICs”) or, for certain FHA-insured loans, using collateralized mortgage obligations issued under authority granted to the Company by the Government National Mortgage Association (“GNMA”). The Company has not securitized any loans since August 2002.

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

Reclassifications

     Certain amounts previously reported for 2003 and 2002 have been reclassified to conform to classifications for the three months ended September 30, 2003.

Results of Operations

     The following table summarizes certain statistics for the quarters ended September 30, 2003 and 2002:

	Three months ended
	September 30,
	2003	2002

Retail sales (in thousands)	$66,800	$132,214
Wholesale sales (in thousands)	$86,584	$109,392
Total sales (in thousands)	$153,384	$241,606
Gross profit % - consolidated	19.2%	24.4%
New single-section homes sold - retail	152	506
New multi-section homes sold - retail	1,042	1,861
Used homes sold - retail	103	206
New single-section homes sold - wholesale	332	557
New multi-section homes sold - wholesale	1,805	2,462
Average new single-section sales price - retail	$26,600	$32,600
Average new single-section sales price - retail, excluding bulk sales	$31,300	$32,600
Average new multi-section sales price- retail	$59,300	$61,100
Average new multi-section sales price- retail, excluding bulk sales	$66,700	$61,100
Average new single-section sales price - wholesale	$21,800	$19,500
Average new multi-section sales price - wholesale	$44,000	$40,000
Weighted average number of retail sales centers open during the period	106	241

Net sales

     The Company’s sales volume continued to be adversely affected by extremely competitive industry conditions and generally weak economic conditions, as well as a reduction in the number of open sales centers during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. Retail sales dollar volume decreased 49%, reflecting a 50% decrease in new unit volume, principally as a result of the Company operating fewer sales centers during the quarter as compared to the same period last year. In addition, the average new unit sales prices of single-section and multi-section homes decreased 18% and 3%, respectively. Average retail sales prices of single-section and multi-section homes decreased as a result of sales price reductions taken to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices in the three months ended September 30,

2003 on single-section and multi-section homes were $31,300 and $66,700, respectively. Multi-section homes accounted for 87% of retail new unit sales compared to 79% last year.

     During each of the quarters ended September 30, 2003 and 2002 the Company closed 12 underperforming sales centers. These closures resulted principally from the Company’s restructuring plans described below. At September 30, 2003 the Company had 101 retail sales centers open (of which three are in the process of being closed) compared to 224 open at September 30, 2002. Total new retail sales dollars at sales centers open more than one year decreased 27% during the three months ended September 30, 2003. At September 30, 2003 the Company operated 10 sales centers that exclusively market repossessed homes compared to 37 at September 30, 2002.

     Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 21% during the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002, reflecting a 29% decrease in wholesale unit volume. The decline in unit volume results principally from the closure in November 2002 of five manufacturing plants which served wholesale dealers in certain areas of the country. This decrease was partially offset by an increase in the average new unit sales price of single-section and multi-section homes of 12% and 10%, respectively, which resulted principally from a change in product mix.

Gross profit

     Consolidated gross profit margin decreased from 24.4% in the three months ended September 30, 2002 to 19.2% in the three months ended September 30, 2003. This decrease resulted principally from reduced margins on sales of inventory to customers at closing sales centers and the bulk sale of retail inventory at wholesale prices to other manufactured housing dealers. In addition, wholesale sales increased from 45% of total sales in the quarter ended September 30, 2002 to 56% in the quarter ended September 30, 2003. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

     Consumer finance revenues are summarized as follows:

	Three months ended
	September 30,
(in thousands)	2003	2002

Gains (losses) on securities sold and loans sold or held for sale:
Gain (loss) on sale of securities and loans	$8,183	$1,188
Lower of cost or market valuation adjustments on loans held for sale	15,810	(1,115)

	23,993	73
Interest income	4,557	3,291
Servicing fees, net of amortization of servicing assets and liabilities	8,970	6,358
REMIC residual income	373	659
Impairment and valuation provisions - retained REMIC interests	(2,939)	(13,174)
Other	969	721

	$35,923	$(2,072)

     In March 2003 the Company sold approximately $260 million of installment loans under an agreement which required the Company to repurchase any of those loans which exceeded certain delinquency standards as of August 2003. The maximum amount payable by the Company pursuant to the repurchase obligation was approximately $13 million, and the purchaser retained $13 million of the purchase price to secure the Company’s repurchase obligation. In August 2003 the repurchase obligation was quantified and the Company repurchased the required loans and recorded an addition of $3.5 million to the reserve for credit losses in connection with the repurchase. Losses incurred on the repurchase were less than estimated by the Company as of the March 2003 sale date, and accordingly a gain on sale of loans of approximately $3.7 million has been reflected in the quarter ended September 30, 2003. The Company also received the unused portion of the security for the repurchase obligation. In addition, the March 2003 loan sale agreement contained provisions which entitled the Company to receive additional purchase consideration for the loans if the amount ultimately realized by the purchaser of the loans on a subsequent sale of the loans exceeded a certain amount. In August 2003 the purchaser resold substantially all of the loans and the Company received approximately $5.1 million in additional purchase consideration which has been reflected as a gain on sale of loans for the quarter ended September 30, 2003. The gain on sale of securities and loans during the quarter ended September 30, 2002 reflected the completion of a securitization. The gain resulted principally from an increase in the spread between the yield on loans originated by the Company and the cost of funds obtained when the loans were securitized.

     The lower of cost or market valuation allowance for loans held for sale at June 30, 2003 was computed based upon the sales price of the Company’s March 2003 loan sale. On October 8, 2003 the Company sold approximately $130 million of loans at a price significantly greater than the price for the March 2003 transaction. The lower of cost or market valuation allowance at September 30, 2003 was computed based upon the October 2003 sales transaction and the necessary valuation allowance was approximately $15.8 million less than that required at June 30, 2003, and such reduction has been reflected in income for the quarter ended September 30, 2003.

     The increase in interest income reflects higher average outstanding balances of loans held for sale in the warehouse prior to securitization or sale. The higher average warehouse balances resulted from the timing of securitizations or whole loan sales, as the Company did not complete any securitizations or whole loan sales during the three months ended September 30, 2003. This increase was offset by slightly lower yields on loans in the warehouse.

     Loan servicing fees, which are reported net of amortization of servicing assets and liabilities, increased as a result of an increase in servicing fee cash flow, principally due to the elevation of the priority of payment of the Company’s servicing fees as a result of the assumption and assignment of the servicing contracts described under Note 2 to the Consolidated Financial Statements.

     The decrease in REMIC residual income primarily reflects decreased residual cash flows from certain retained residual interests as a result of higher credit losses and the change in the priority of the Company’s servicing fees.

     Impairment and valuation provisions on retained REMIC interests are summarized as follows:

	Three months ended
	September 30,

(in thousands)	2003	2002

Impairment writedowns of residual REMIC interests	$19	$—
Impairment writedowns of regular REMIC interests	1,965	237
Valuation provisions on servicing contracts	—	7,675
Additional provisions for guarantee obligations on REMIC securities sold	955	5,262

	$2,939	$13,174

     Impairment and valuation provisions generally result from changes in the Company’s estimates of credit losses on securitized loans. The Company’s inability to offer consumer financing to facilitate retail sales of repossessed homes due to liquidity constraints have required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. The Company currently sells substantially all repossessions through wholesale channels of distribution and expects this practice to continue for the foreseeable future. In addition to this change, the Company also revised upward certain of its expected default rates on securitization pools which have experienced a rise in repossessions due to continued weak economic conditions. As a result of these factors, the Company expects future credit losses to remain at elevated levels, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold. The adverse effect of credit losses on the value of the Company’s servicing contracts was substantially eliminated in 2003 by the elevation of the payment priority of the Company’s servicing fees, as more fully described in Note 2 to the Consolidated Financial Statements. As a result, no valuation provisions on servicing contracts were recorded during the quarter ended September 30, 2003.

     As further described in the Company’s Annual Report of Form 10-K, the estimated value of the Company’s retained interests in securitizations are sensitive to changes in certain key economic assumptions, particularly the credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults.

     At September 30, 2003 the aggregate valuation of retained interests was a net liability of $340.3 million, reflecting guarantee obligations on certain of the REMIC securities. The effect of a 10% adverse change in the credit losses assumption at September 30, 2003 would increase the net liability by approximately $0.1 million. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in loan pool performance and market conditions, such as general economic conditions and higher industry inventory levels of repossessed homes, may affect recovery rates and default rates and result in future impairment and valuation provisions.

     For the three months ended September 30, 2003 total credit losses on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 12.66% on an annualized basis of the average principal balance of the related loans, compared to approximately 8.38% on an annualized basis for the three months ended September 30, 2002. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The increase in the charge-off ratio at September 30, 2003 compared to September 30, 2002 is principally related to a decrease in recovery rates, and the resulting increase in losses, on repossessions sold through wholesale distribution channels. As discussed above, the elimination of consumer financing to facilitate retail sales of repossessions have required the Company to increase the number of repossessed homes sold through wholesale distribution channels, which typically carry much lower recovery rates than those sold through the retail distribution channel. At September 30, 2003 the Company had a total of 5,574 unsold properties in repossession or foreclosure (approximately 4.99% of the total number of serviced loans) compared to 5,874 and 7,063 at June 30, 2003 and September 30, 2002, respectively (approximately 4.82% and 5.27%, respectively, of the total number of serviced loans).

     At September 30, 2003 the delinquency rate on loans serviced by the Company was 5.2%, compared to 5.4% at September 30, 2002. Higher delinquency levels and continuing weak economic conditions may result in increased repossessions and related future impairment and valuation provisions.

Insurance revenues

     As part of its decision to reorganize under Chapter 11, the Company analyzed the impact of the bankruptcy filing on the ability of the Company’s captive reinsurance business to continue to meet all regulatory liquidity and solvency requirements and the ongoing administrative costs of its operation. Effective November 1, 2002 the Company entered into a voluntary liquidation plan under which the remaining physical damage insurance exposure was ceded back to the ceding company, eliminating all insurance underwriting risk. Under the terms of a physical damage recapture agreement, all unearned physical damage premiums and loss reserves were transferred back to the ceding company. As a result, the Company’s captive reinsurance subsidiary ceased to insure any policyholder risks as of that date and will discontinue all operations and be formally closed upon receipt of regulatory approval.

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased $31.6 million, or 50%, in the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. This decrease is primarily due to the closure of sales centers and manufacturing plants in connection with the Company’s restructuring described below. Selling, general and administrative expenses fell to 20.6% of net sales in the three months ended September 30, 2003 from 26.2% of net sales in the three months ended September 30, 2002 despite the fixed nature of certain of these expenses because of cost reduction efforts and due to the closure of relatively poorer performing retail and manufacturing operations and because wholesale sales, which have lower selling costs than retail sales, made up a larger part of total sales in the quarter ended September 30, 2003 than in the prior year quarter. Selling, general and administrative expenses for the three months ended September 30, 2003 also includes a credit of approximately $5.9 million relating to the reversal of previously recorded reserves for self-insurance costs as a result of the claims bar date for such claims having passed without the filing of any claim by potential claimants, net of additional provisions recorded for potential settlements of pre-petition litigation.

Consumer finance operating expenses

     Consumer finance operating expenses decreased $3.7 million, or 25%, during the quarter ended September 30, 2003 principally due to reduced loan servicing costs arising from a reduction in the size of the servicing portfolio and reduced headcount as a consequence of lower origination volume.

Restructuring charges

     Restructuring charges relate principally to asset writedowns and closing cost accruals arising from decisions to close manufacturing plants, sales centers and other locations, and to reduce overhead costs. The reversal of restructuring charges for the three months ended September 30, 2003 principally reflect changes in the estimated magnitude of restructuring costs associated with plant and store closings initially recorded in November 2003.

     In the quarter ended September 30, 2002 the Company recorded restructuring charges of approximately $8.8 million, primarily related to the closing of approximately 45 underperforming sales centers.

Goodwill and other asset impairment charges

     Goodwill and other asset impairment charges in the three months ended September 30, 2003 relate principally to the writeoff of certain costs related to computer systems enhancements which are unlikely to be implemented by the Company.

     In the quarter ended September 30, 2002 the Company recorded impairment charges of approximately $51.2 million, principally as a result of a reassessment of the value of goodwill and other intangible assets, which the Company wrote off in their entirety.

Interest expense

     Interest expense decreased $3.9 million, or 36%, during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Under SOP 90-7, interest expense is only recorded to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $6.1 million of contractually stated interest was not recorded as interest expense during the three months ended September 30, 2003. The decrease due to not recording interest on pre-petition debt was slightly offset by an increase in interest on short-term borrowings due to higher average balances outstanding and higher interest rates.

Reorganization items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the Consolidated Statement of Operations in accordance with SOP 90-7. Professional fees of $3.2 million include financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

     No income tax provision has been recorded with respect to pretax income for the three months ended September 30, 2003 because the Company estimates its effective income tax rate for the year ending June 30, 2004 will be zero. No income tax benefit was recorded with respect to net losses incurred for the three months ended September 30, 2002. Because the Company has operated at a loss in each of its five most recent fiscal years and believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” it is not appropriate to record income tax benefits with respect to current losses because of the uncertainty of realization of any tax benefit attributable to such losses. As of June 30, 2003 the Company had federal net operating loss carryforwards of approximately $281 million, and had recorded valuation allowances for substantially all of the related deferred income tax assets because of the uncertainty surrounding their realization. The Company’s proposed plan of reorganization, should it be implemented, could result in utilization of a significant amount of these net operating loss carryforwards to offest cancellation of indebtedness income arising from implementation of the proposed reorganization plan. In addition, implementation of the proposed plan of reorganization may result in limitations on the utilization of any remaining net operating loss carryforwards

Liquidity and Capital Resources

     For the three months ended September 30, 2003 and 2002 the Company reported net income of $8.5 million and net losses of $93.5 million, respectively. Included in the net income for three months ended September 30, 2003 and 2002 were impairment and valuation provisions of $2.9 million and $13.2 million, respectively. Net income for the three months ended September 30, 2003 also includes gains on loans sold or held for sale of $24.0 million. Net income for the three months ended September 30, 2003 and net loss for the three months ended September 30, 2002 also included $1.4 million and $51.2 million of asset impairment charges, respectively.

     These financial results reflect the difficult business conditions within the manufactured housing industry over the last several years including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail channel, excessive amounts of finished goods and repossession inventory and a significant reduction in the availability of financing at both the wholesale and retail levels. Further declines in overall economic conditions have also contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 13% during calendar 2002 and by approximately 24% during the first nine months of calendar 2003, while industry repossessions continue in the approximate range of 80,000 to 90,000 units annually, more than 50% of new home shipments.

     In addition to the industry and economic factors described above, consumer loans originated by the Company have performed poorly, and the manufactured housing asset-backed securities market into which the Company sells its loans has deteriorated. The Company’s poor loan performance, coupled with declining recovery rates in the repossession market, resulted in the Company’s loan servicing income being substantially eliminated. These factors also increased the estimated future payments the Company would be required to make to the holders of subordinated REMIC bonds that it has guaranteed.

     Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As more fully described in Note 2 to the Consolidated Financial Statements, as a result, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors filed for reorganization under Chapter 11 in order to restructure their financial position and access new working capital while continuing to operate in the ordinary course of business.

     It is not possible to predict the effect of the resolution of the Chapter 11 reorganization process on the Company’s business and results of operations or financial condition, various creditors and security holders, or when it may be possible to emerge from Chapter 11, although it is management’s intention to emerge from Chapter 11 as quickly as possible. The Company’s proposed reorganization plan provides for the conversion of the Company’s $303 million of senior unsecured debt, its guarantees of principal and interest on $275 million principal amount of subordinated REMIC securities and certain other unsecured indebtedness into the Company’s post restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Company’s proposed reorganization plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares. On October 3, 2003 the Court entered an order approving the Company’s disclosure statement and authorizing the Company to solicit its creditors to approve the plan. However, there can be no assurances that the Company will be able to continue to operate as a going concern or that the proposed plan will be approved by the creditors of the Company and confirmed by the Court. In addition, implementation of any confirmed plan of reorganization likely would require that the Company obtain replacements for its Loan Purchase Facility and DIP Facility. While the Company has received a commitment from its DIP lender to provide such replacement financing, closing the replacement facility is subject to certain conditions, including execution of definitive documentation. The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described under “Forward Looking Statements” below.

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

     In February 2003 the Company closed the second element of its DIP Facility, the Tranche B Servicing Advance Loan, which funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to borrow up to $75 million for the purchase of qualifying P&I advance receivables. Borrowings under the facility bear interest at LIBOR plus 5.0%, subject to a floor of 7.5%. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the Company through the final receivables purchase date in November 2003. A summary of the funding status of OAR II at June 30, 2003 is in Note 2 to the Consolidated Financial Statements.

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

     The Company also reached an agreement with a financial institution which provided for continued access to its loan purchase facility of up to $200 million under substantially the same terms as in effect prior to the Company’s filing for reorganization. This facility provides liquidity for short-term financing of the company’s loan originations prior to their permanent sale or securitization and is more fully described in Note 2 to the Consolidated Financial Statements.

     In addition to the liquidity provided by the DIP Facility and the loan purchase facility, the elevation of the Company’s right to receive servicing fees under its servicing contracts improves the Company’s operating cash flow as described in Note 2 to the Consolidated Financial Statements.

     The Company believes that borrowings under these credit facilities, coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow (including increased servicing fee cash flow), will be sufficient to enable the Company to meet its obligations and to execute its business plan. Continued access to borrowings under such facilities is dependent upon the Company’s compliance with the terms and conditions contained therein, including compliance with financial covenants. In addition, the DIP Facility terminates not later than November 30, 2003 and the Company’s loan purchase facility effectively terminates simultaneously with the DIP Facility. If the Company has not obtained an extension of the expiration of these facilities before their scheduled termination or obtained replacement facilities sufficient to meet the Company’s liquidity needs, it is unlikely the Company could continue to operate in the normal course of business. The Company has obtained a commitment for replacement facilities as described in Note 2 to the Consolidated Financial Statements.

     The retail financing of sales of the Company’s products has historically been an integral part of the Company’s vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. In March 2003 the Company completed, on a servicing-released basis, a whole loan sale of $260 million of loans rather than securitizing them. The Company believes that its net proceeds from the whole loans sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. In October 2003 the Company sold an additional $130 million of loans on a servicing-related basis. While the purchase price improved from the March 2003 loan sale, the price remained less than the cost of the loans.

     The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset-backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations than it typically received in securitizations in 2002 and earlier years. The Company may engage in whole loan sales in the future as an alternative to, or in addition to, loan securitizations. Should the Company’s ability to access the asset-backed securities market or whole loan sale market become impaired, the Company would be required to obtain additional sources of funding for its finance business or further curtail its loan originations, which could adversely affect its reorganization plans.

     From time to time, the Company has retained certain subordinated securities from its securitizations. At September 30, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $3.3 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. Continued lack of demand for subordinated asset-backed securities would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact on the Company’s liquidity and operations.

     The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to maintain as little inventory as practicable. As part of the Company’s Chapter 11 bankruptcy filing, five of the 19 plants then operating were closed, along with the loan origination operations in Texas. The Company also announced plans to close an additional 75 sales centers, located principally in the Deep South, Tennessee and Texas markets. Substantially all of these retail locations were closed by June 30, 2003. In July 2003 the Company announced the closure of an additional 15 retail sales centers. Following these closures, the Company will operate approximately 98 retail sales centers.

     The Company estimates that in 2004 capital expenditures will approximate $8 million, comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

     During the three months ended September 30, 2003 the Company decreased inventories by $9.4 million, principally due to closing retail sales centers.

     The increase in loans and investments from June 30, 2003 principally reflects an increase in loans held for sale from $145 million at June 30, 2003 to $184 million at September 30, 2003. Changes in loan origination volume, which is significantly affected by retail sales, and the timing of loan securitization or whole loan sale transactions affect the amount of loans held for sale at any point in time. On October 8, 2003 the Company sold loans held for sale have a principal balance of approximately $130 million. The net proceeds of the sale were approximately $114 million.

Forward Looking Statements

     This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. These statements include, among others, statements relating to the Company’s expectation that it will operate approximately 98 sales centers and 14 manufacturing plants in the future; the Company’s expectation that an increasing percentage of its sales will be through independent dealers in 2004; the Company’s intention to sell the Pinehurst and Hendersonville subdivisions; the Company’s beliefs regarding the capacity of its manufacturing lines; the Company’s beliefs regarding the adverse causes of the loss on its whole loan sale of $260 million of installment sale contracts and mortgage loans; the Company’s belief that its participation in incremental commissions from its insurance operations will reduce the volatility of the Company’s earnings; the Company’s expectation that future credit losses will increase, particularly in the near-to-mid term; the Company’s expectation that FIN 46 will not have a material effect on its financial condition and results of operations; management’s belief that difficult competitive and economic conditions may continue for the foreseeable future, making it inappropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid; the Company’s assumption that it will sell substantially all repossessions through wholesale distribution channels; the Company’s expectation that it will be able to access sufficient working capital to fund its operations while in bankruptcy proceedings; the Company’s belief that it will be able to continue to generate liquidity through its securitization program or through whole loan sales and its credit facilities; the Company’s assumption that it will successfully emerge from its Chapter 11 reorganization as a going concern; the Company’s expectation that it will continue to operate in the ordinary course of business during the Chapter 11 reorganization; the Company’s belief that borrowings under credit facilities and access to the asset-backed securitization market and/or whole loan sales will be sufficient for the Company to meet its obligations and execute its business plan throughout the bankruptcy proceedings; the Company’s belief that the whole loan selling prices are being adversely affected by conditions in the manufactured housing asset-backed market; the Company’s belief that it will likely receive less cash proceeds from securitization than it has in the past; the Company’s belief that the Company’s common stock will likely be substantially or completely diluted or cancelled under the reorganization plan and that the claims of the Company’s unsecured creditors, including senior notes and REMIC guarantee obligations, will be converted to equity; and the Company’s estimate that it may spend $8 million on capital expenditures in fiscal 2004.

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

     In addition, the views of the Company are subject to certain risks related to the Chapter 11 bankruptcy proceedings, including the Company may not be able to continue as a going concern; the Company’s debtor-in-possession and other financing activities may not be finalized, may be terminated or otherwise may not be available for borrowing; the Company may not be able to securitize the loans that it originates or otherwise finance its loan origination activities; the Company may not be able to obtain the Court’s approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company may not be able to prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; third parties may seek and obtain court approval to terminate or shorten the exclusivity period that the Company has to propose and confirm one or more plans of reorganization; the Company may not be able to obtain and maintain normal terms with vendors and service providers; the Company may not be able to maintain contracts that are critical to its operations and the Chapter 11 cases may have an adverse impact on the Company’s liquidity or results of operations.

     Should the Company’s underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. The chief executive officer and chief financial officer of the Company, with the participation of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a-15(b) of the Exchange Act as of September 30, 2003 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. During the first quarter of fiscal 2004, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

4	Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

31.1	Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

b)	Reports on Form 8-K

On August 26, 2003 the Company filed a Current Report on Form 8-K reporting that it had entered into an amendment to its Debtor-in-Possession Financing and Security Agreement (the “Tranche A Agreement”) with Greenwich Capital Financial Products, Inc. and BH Finance LLC.

On September 12, 2003 the Company filed a Current Report on Form 8-K reporting that it filed an amended Disclosure Statement and related Plan of Reorganization.

On October 14, 2003 the Company filed a Current Report on Form 8-K reporting that the U.S. Bankruptcy Court in Delaware had entered an order approving the Company’s Disclosure Statement and authorizing the Company to solicit a vote of its creditors to approve the Company’s proposed Plan of Reorganization.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKWOOD HOMES CORPORATION

By:	/s/ Douglas R. Muir

Douglas R. Muir
Executive Vice President and
Chief Financial Officer

Dated: November 14, 2003