Form 10-Q
period 2003-12-31
OAKWOOD HOMES CORP
filed 2004-02-17
CIK 73609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________to______________

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

     The number of issued and outstanding shares of the Company’s $.50 par value Common Stock, its only outstanding class of common stock, as of February 1, 2004 was 9,536,610 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization items in the consolidated statement of operations. Cash used for reorganization items is disclosed separately.

     The ability of the Company to continue as a going concern is subject to numerous risks and uncertainties and is predicated upon, among other things, the confirmation of a reorganization plan, the ability to generate cash flows from operations and the ability to obtain financing sources sufficient to satisfy the Company’s future obligations and meet current operating needs, including continued access to the asset-backed securities market or, alternatively, the ability to sell pools of loans to investors on a servicing-released basis (“whole loan sales”). The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

     On November 24, 2003, the Company entered into an asset purchase agreement with Clayton Homes, Inc. (“Clayton”), pursuant to which substantially all of the Company’s non-cash assets would be sold to Clayton for approximately $372.5 million, subject to certain adjustments. The Company and Clayton made the required filings under Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the waiting period thereunder has expired. On February 6, 2004 the United States Bankruptcy Court in Wilmington, Delaware (the “Court”) approved the Company’s disclosure statement relating to its amended and restated plan of reorganization (the “Amended Plan”), pursuant to which the Company would complete the sale of its assets to Clayton, and authorized the Company to solicit a vote of parties in interest in the bankruptcy case to approve the Amended Plan. The Company has mailed voting materials to the parties in interest, and the voting deadline currently is March 12, 2004. If the affirmative vote required by law to confirm the Amended Plan is obtained and the Amended Plan is confirmed by the Court, and certain other conditions to the Clayton sale are satisfied, then the Company expects to close the sale to Clayton in March or April 2004, after which the proceeds of the sale and the other assets of the Company will be distributed in accordance with the Amended Plan. In such event, the Company will cease to operate as a going concern, unless Clayton exercises its option to exclude an operating business from the assets to be acquired, in which case the value of such business would redound to the benefit of the bankruptcy estate. If the sale to Clayton is not consummated, the Amended Plan provides for reorganization of the Company as a standalone entity, under which substantially all of the Company’s prepetition liabilities would be cancelled in exchange for 100% of the outstanding common stock of the reorganized Company; the Company has a commitment from a lender to provide the financing necessary to implement the standalone reorganization plan and has completed the documentation for such financing.

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

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Operations (Unaudited)

(in thousands except per share data)

	Three months ended
	December 31,
	2003	2002

Revenues
Net sales	$142,573	$177,420
Financial services
Consumer finance, net of impairment and valuation provisions (Note 5)	115,817	(45,380)
Insurance	—	4,793

	115,817	(40,587)
Other income	3,391	1,096

Total revenues	261,781	137,929
Cost and expenses
Cost of sales	109,455	155,445
Selling, general and administrative expenses	36,648	53,560
Financial services operating expenses
Consumer finance	9,545	15,657
Insurance	—	2,007

	9,545	17,664
Restructuring charges (Note 7)	—	23,127
Asset impairment charges (Note 8)	64,288	13,814
Provision for losses on credit sales	2,995	3,008
Interest expense	6,560	9,768

Total costs and expenses	229,491	276,386

Income (loss) before reorganization items and income taxes	32,290	(138,457)
Reorganization items (Note 9)
Recapture of servicing impairment	—	75,050
Impairment of guarantee liabilities	—	(235,776)
Impairment of regular REMIC interests	—	(1,209)
Professional fees	(5,002)	(7,158)

	(5,002)	(169,093)

Income (loss) before income taxes	27,288	(307,550)
Provision for income taxes	—	—

Net income (loss)	$27,288	$(307,550)

Net income (loss) per share (Note 10)
Basic	$2.86	$(32.28)

Diluted	$2.86	$(32.28)

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Operations (Unaudited)

(in thousands except per share data)

	Six months ended
	December 31,
	2003	2002

Revenues
Net sales	$295,957	$419,026
Financial services
Consumer finance, net of impairment and valuation provisions (Note 5)	151,740	(47,452)
Insurance	—	12,048

	151,740	(35,404)
Other income	7,298	2,967

Total revenues	454,995	386,589
Cost and expenses
Cost of sales	233,422	337,980
Selling, general and administrative expenses	68,309	116,806
Financial services operating expenses
Consumer finance	20,633	30,450
Insurance	—	5,545

	20,633	35,995
Restructuring charges (reversals) (Note 7)	(331)	31,709
Goodwill and other asset impairment charges (Note 8)	65,667	65,038
Provision for losses on credit sales	9,892	10,564
Interest expense	13,406	20,499

Total costs and expenses	410,998	618,591

Income (loss) before reorganization items and income taxes	43,997	(232,002)
Reorganization items (Note 9)
Recapture of servicing impairment	—	75,050
Impairment of guarantee liabilities	—	(235,776)
Impairment of regular REMIC interests	—	(1,209)
Professional fees	(8,168)	(7,158)

	(8,168)	(169,093)

Income (loss) before income taxes	35,829	(401,095)
Provision for income taxes	—	—

Net income (loss)	$35,829	$(401,095)

Net income (loss) per share (Note 10)
Basic	$3.76	$(42.10)

Diluted	$3.76	$(42.10)

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Comprehensive Income (Loss) (Unaudited)

(in thousands)

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income (loss)	$27,288	$(307,550)	$35,829	$(401,095)
Unrealized losses on securities available for sale	(13)	(1,542)	(298)	(3,361)

Comprehensive income (loss)	$27,275	$(309,092)	$35,531	$(404,456)

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Balance Sheet (Unaudited)

(in thousands except share and per share data)

	December 31,	June 30,
	2003	2003

ASSETS
Cash and cash equivalents	$28,869	$29,336
Loans and investments (Notes 3 and 4)	—	154,017
Other receivables (Note 3)	5,442	124,984
Inventories (Note 3)
Manufactured homes	—	87,403
Work-in-process, materials and supplies	—	24,473
Land/homes under development	—	10,877

	—	122,753
Properties and facilities (Note 3)	—	116,420
Other assets (Note 3)	117,146	143,940
Assets held for sale (Note 3)	379,001	—

	$530,458	$691,450

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Short-term borrowings	$89,636	$180,536
Accounts payable and accrued liabilities	114,141	120,316
Insurance reserves and unearned premiums	66	66
Deferred income taxes	6,169	6,169

	210,012	307,087
Liabilities subject to compromise
Notes and bonds payable (Note 11)	308,320	308,437
Accounts payable and accrued liabilities	72,485	67,646
Other long-term obligations (Note 5)	277,702	381,879

	658,507	757,962
Commitments and contingencies (Note 12)
Shareholders’ equity (deficit)
Common stock, $.50 par value; 100,000,000 shares authorized; 9,537,000 shares issued and outstanding	4,768	4,769
Additional paid-in capital	199,852	199,857
Accumulated deficit	(545,095)	(580,925)

	(340,475)	(376,299)
Accumulated other comprehensive income	2,436	2,734
Unearned compensation	(22)	(34)

Total shareholders’ equity (deficit)	(338,061)	(373,599)

	$530,458	$691,450

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Consolidated Statement of Cash Flows (Unaudited)

(in thousands)

	Six months ended
	December 31,
	2003	2002

Operating activities
Net income (loss)	$35,829	$(401,095)
Adjustments to reconcile net loss to cash provided (used) by operating activities
Depreciation and amortization of property, plant and equipment, intangible assets and servicing assets and liabilities	11,367	4,513
Depreciation and amortization - other	2,440	3,193
Provision for losses on credit sales, net of charge-offs	217	(2,304)
(Gain) loss on securities sold and loans sold or held for sale	(24,646)	48,983
Impairment and valuation provisions - retained interests	(100,317)	29,599
Excess of cash receipts over REMIC residual income recognized (income recognized over cash received)	(754)	(130)
Reversal of restructuring charges	(331)	(175)
Noncash restructuring and asset impairment charges	65,667	88,159
Noncash reorganization items	—	161,935
Other	(207)	(1,778)
Changes in assets and liabilities
Other receivables	4,020	49,451
Inventories	3,995	36,394
Deferred insurance policy acquisition costs	—	3,751
Other assets	(11,772)	(1,155)
Accounts payable and accrued liabilities	(1,517)	11,955
Insurance reserves and unearned premiums	—	(14,961)
Other long-term obligations	—	(2,525)

Cash provided (used) by operations	(16,009)	13,810
Loans originated	(35,048)	(388,799)
Sale of loans	125,114	199,455
Principal receipts on loans	15,511	12,872

Cash provided (used) by operating activities	89,568	(162,662)

Investing activities
Acquisition of properties and facilities	(2,506)	(3,441)
Disposals of properties and facilities	4,327	703

Cash provided (used) by investing activities	1,821	(2,738)

Financing activities
Net borrowings (repayments) on short-term credit facilities	(90,900)	177,512
Cash collateral deposited for Servicing Advance Loan	(839)	—
Payments on notes and bonds	(117)	(280)

Cash provided (used) by financing activities	(91,856)	177,232

Net increase (decrease) in cash and cash equivalents	(467)	11,832
Cash and cash equivalents
Beginning of period	29,336	45,248

End of period	$28,869	$57,080

The accompanying notes are an integral part of the financial statements.

Oakwood Homes Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Basis of Presentation

The interim consolidated financial statements contained herein have been prepared, without audit, on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization items in the consolidated statement of operations. Cash used for reorganization items is disclosed separately in Note 7 to the consolidated financial statements. The unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, except as described above, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. These interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. Results of operations for any interim period are not necessarily indicative of results to be expected for a full year.

Unless otherwise indicated, all references to 2003 refer to the nine month transition period ended June 30, 2003 and annual periods prior to 2003 refer to fiscal years ended September 30. On April 22, 2003 the Board of Directors approved a change of the Company’s fiscal year end from September 30 to June 30.

2.	Proceedings Under Chapter 11 of the Bankruptcy Code

On November 15, 2002 (the “Petition Date”), Oakwood Homes Corporation (“Oakwood”) and 14 of its subsidiaries (collectively, the “Debtors” and, with Oakwood’s non-Debtor subsidiaries, the “Company”) filed voluntary petitions for reorganization under Chapter 11 of the federal bankruptcy laws (the “Bankruptcy Code” or “Chapter 11”) in the United States Bankruptcy Court in Wilmington, Delaware (the “Court”) under case number 02-13396. The reorganization is being jointly administered under the caption “In re Oakwood Homes Corporation, et al.” The Debtors currently are operating their business as debtors-in-possession pursuant to the Bankruptcy Code. As a debtor-in-possession, the Company is authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the approval of the Court, after notice and an opportunity for a hearing.

The Company initially decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of consumer loans originated by the Company, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sold its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s independent dealers.

On November 24, 2003, the Company entered into an asset purchase agreement with Clayton Homes, Inc. (“Clayton”), pursuant to which substantially all of the Company’s non-cash assets would be sold to Clayton for approximately $372.5 million, subject to certain adjustments. On February 6, 2004, the Court approved the Company’s disclosure statement relating to its amended and restated plan of reorganization (the “Amended Plan”), pursuant to which the Company would complete the sale of its assets to Clayton, and authorized the Company to solicit a vote of parties in interest in the bankruptcy case to approve the Amended Plan. The Company is mailing voting materials to the parties in interest, and the voting deadline currently is March 12, 2004. If the affirmative vote required by law to confirm the Amended Plan is obtained and the Amended Plan is confirmed by the Court, and certain other conditions to the Clayton sale are satisfied, then the Company expects to close the sale to Clayton in March or April 2004, after which the proceeds of the sale and the other assets of the Company will be distributed in accordance with the Amended Plan. In such event, the Company will cease to operate as a going concern, unless Clayton exercises its option to exclude an operating business from the assets to be acquired, in which case the value of such business would redound to the benefit of the bankruptcy estate. If the sale to Clayton is not consummated, the Amended Plan provides for reorganization of the Company as a standalone entity (the “Standalone Plan”) under which substantially all of the Company’s prepetition liabilities would be cancelled in exchange for 100% of the outstanding common stock of the reorganized Company; the Company has a commitment from a lender to provide the financing necessary to implement the Standalone Plan and has completed the documentation for such financing.

The Standalone Plan provides for the conversion of the Company’s $303 million of senior unsecured debt, its guarantees of principal and interest on $275 million principal amount of subordinated REMIC securities and certain other unsecured indebtedness into the Company’s post-restructuring common shares. As a result, Berkshire Hathaway Inc., which is the largest holder of the Company’s unsecured debt, would become the Company’s largest shareholder upon the Company’s emergence from bankruptcy. The Standalone Plan also provides for the conversion of the Company’s current common shares into out-of-the-money warrants to purchase approximately 10% of the post restructuring common shares.

There can be no assurance that the Company will be able to continue to operate as a going concern or that the Amended Plan will be approved by the creditors of the Company and confirmed by the Court.

As part of the Company’s operational restructuring, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In July 2003 the Company announced the closure of an additional 15 retail sales centers, and in December 2003 the Company announced the closure of an additional manufacturing plant. At December 31, 2003 the Company operated 13 manufacturing plants and 99 retail sales centers, exclusive of plants and retail centers slated for closure.

The Debtors have an agreement with Berkshire Hathaway Inc. and Greenwich Capital Financial Products, Inc. to provide debtor-in-possession (“DIP”) financing of up to $250 million during completion of the reorganization (the “DIP Facility”). The DIP Facility was amended and restated in January 2004 and includes an up to $75 million line of credit to be used for general corporate liquidity needs (the “Revolving Loan”), an up to $50 million loan servicing advance line (the “Servicing Advance Loan”) and an up to $150 million loan (the “Warehouse Loan”) for interim warehouse financing for loans originated by the Company’s consumer finance business.

Borrowings under the Revolving Loan, the Servicing Advance Loan and the Warehouse Loan bear interest at LIBOR plus 3.5%, at 7.5% and at 9.5%, respectively, and are secured by a priority lien on substantially all of the Debtors’ assets.

The second element of the DIP Facility, the Tranche B Servicing Advance Loan, funds a substantial majority of the Company’s obligation under most of its loan servicing contracts to make advances of delinquent principal and interest (“P&I”) payments. The Company formed a wholly-owned special purpose subsidiary, Oakwood Advance Receivables Company II, LLC (“OAR II”), to borrow up to $75 million for the purchase of qualifying P&I advance receivables. The Company transfers qualifying servicing advance receivables to OAR II, which funds its purchases of receivables using the proceeds of debt obligations issued by OAR II to third party lenders. OAR II collects the receivables it purchases from the Company, and such proceeds are available to purchase additional receivables from the

Company through the final receivables purchase date in June 2004. Because OAR II is not a qualifying special purpose entity under Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – A Replacement of FASB Statement No. 125,” (“FAS 140”) receivables sold to OAR II continue to be recognized as assets of the Company and borrowings by OAR II are reflected as short-term borrowings in the accompanying Consolidated Balance Sheet.

A summary of the funding status of OAR II at December 31, 2003 (before reduction of the facility size in connection with the effectiveness of the amended and restated DIP Facility), is as follows (in thousands):

Receivables sold to OAR II	$14,430
Discount	(1,674)

Collateral value of receivables	12,756
Cash available for purchase of additional receivables	38,780

Total amount borrowed under facility (included in short-term borrowings), at 7.5%	51,536
Additional funding capacity	23,464

Total facility size (facility size was reduced to $50 million upon the effectiveness of the amended and restated DIP Facility)	$75,000

The DIP Facility contains certain provisions which, among other things, require the Company to comply with certain financial covenants defined in the agreements.

The DIP Facility terminates on the earliest of (a) June 30, 2004, (b) the date of substantial consummation of a plan of reorganization as confirmed by an order of the Court, (c) the sale of a material part of any Debtor’s assets, (d) the date of the conversion of the bankruptcy case of any of the Debtors to a case under Chapter 7 of the federal bankruptcy laws, (e) the date of the dismissal of the Chapter 11 case of any of the Debtors or (f) the earlier of the date on which (i) all of the loans under the Tranche A Revolving Loan become due and payable or (ii) all of the loans under the DIP Facility are paid in full and the DIP Facility is terminated.

Prior to its bankruptcy filing, the Company had a $50 million servicing advance facility substantially similar to the Tranche B Servicing Advance Loan, except that the transfers of receivables under such earlier facility qualified for derecognition under FAS 140 and accordingly such transfers were accounted for as sales of receivables.

Proceeds of loans under the amended and restated DIP facility enabled the Company to retire the borrowings outstanding under its Loan Purchase Facility, which provided interim financing for warehoused loans prior to the amendment and restatement of the DIP Facility.

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

The ultimate recovery, if any, by creditors, securityholders and/or common shareholders will not be determined until confirmation of a plan or plans of reorganization. Accordingly, the Company urges that appropriate caution be exercised with respect to existing and future investments in any of these securities. A disclosure statement with respect to the Standalone Plan approved by the Court in September 2003 included an estimate of the total value of the common stock of the reorganized Company to be received by unsecured creditors under the Standalone Plan; such estimated total value was approximately 50% of the total estimated claims of such creditors. The disclosure statement supplement with respect to the Amended Plan approved by the Court in February 2004 includes an estimate that cash equal to approximately 37% of the estimated amount of unsecured claims would be distributed to unsecured creditors under the Standalone Plan if the sale of the Company’s assets to Clayton Homes is consummated.

3.	Assets Held For Sale

The Company entered into an asset purchase agreement with Clayton on November 24, 2003 as described in Note 2. During the quarter ended December 31, 2003 the Company recorded a valuation provision of $64.0 million to reduce the assets to be sold under the agreement to their estimated net realizable value. Assets proposed to be sold to Clayton are included in “Assets held for sale” in the consolidated balance sheet and are summarized below.

December 31,
2003

Loans and investments	$78,351
Other receivables	109,200
Inventories
Manufactured homes	85,982
Work-in-process, materials and supplies	24,438
Land/homes under development	10,658

121,078
Properties and facilities	106,878
Other assets	27,528
Asset impairment	(64,034)

$379,001

4.	Loans and Investments

The components of loans and investments are set forth in the following table. Amounts as of December 31, 2003 are included in “Assets held for sale” in the consolidated balance sheet.

	December 31,	June 30,
	2003	2003

	(in thousands)
Loans held for sale	$74,714	$144,768
Loans held for investment	2,209	2,369
Less: reserve for uncollectible receivables	(13,800)	(11,751)

Total loans receivable	63,123	135,386

Retained interests in REMIC securitizations, exclusive of loan servicing assets and liabilities
Regular interests	2,654	6,192
Residual interests	12,574	12,439

Total retained REMIC interests (amortized cost of $12,792 and $15,897)	15,228	18,631

	$78,351	$154,017

The following table summarizes the transactions reflected in the reserve for credit losses:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

		(in thousands)
Balance at beginning of period	$14,610	$5,515	$11,851	$5,061
Provision for losses on credit sales	2,995	3,008	9,892	10,564
Reserve recorded in connection with repurchase of loans sold in March 2003	—	—	3,522	—
Reserve recorded related to acquired portfolios	—	—	—	1,162
Losses charged to the reserve and other	(2,016)	(5,766)	(9,676)	(14,030)

Balance at the end period	$15,589	$2,757	$15,589	$2,757

The reserve for credit losses is reflected in the Consolidated Balance Sheet as follows:

	December 31,	June 30,
	2003	2003

	(in thousands)
Reserve for uncollectible receivables (included in loans and investments)	$13,800	$11,751
Reserve for contingent liabilities (included in accounts payable and accrued liabilities)	1,789	100

	$15,589	$11,851

5.	Retained Interests in Securitizations

The Company’s retained interests in securitizations are set forth below.

	December 31,	June 30,
	2003	2003

	(in thousands)
Regular interests	$2,654	$6,192
Residual interests	12,574	12,439
Loan servicing assets	21,478	26,560
Guarantee (liabilities)	(275,809)	(379,986)

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

The Company completed no securitizations during the six months ended December 31, 2003 or during the nine month transition period ended June 30, 2003.

A reconciliation of amounts recorded for loan servicing assets follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

		(in thousands)
Balance at beginning of period	$23,859	$(55,741)	$26,560	$(55,998)
Servicing assets recorded	—	—	—	3,888
Amortization of servicing contracts	(2,381)	4,083	(5,082)	8,127
Valuation allowances recorded	—	(2,100)	—	(9,775)
Recapture of servicing impairment	—	75,050	—	75,050

Balance at end of period	$21,478	$21,292	$21,478	$21,292

The Company has guaranteed the payment of principal and interest on subordinated REMIC securities having an aggregate principal balance of approximately $275 million. Under SOP 90-7, the Company must record its pre-petition liabilities at the estimated amount at which a claim for such liabilities will be allowed by the Court. Prior to the Court hearing described below, the Company had recorded a liability in the amount of approximately $380 million relating to such guarantee obligations, which represented the aggregate amount of the guarantee payments of both principal and interest the Company forecasted it would be required to make pursuant to the guarantees, discounted to net present value at a risk-free rate of interest. This liability was recorded in accordance with the accounting practices employed by the Company both before and after the Petition Date.

At a hearing on November 26, 2003, the Court stated that it will not allow claims in the Company’s bankruptcy case with respect to guarantee payments in respect of interest accruing on the guaranteed securities after the Petition Date. If the Court ultimately enters an order regarding the allowed claim for these guarantees consistent with the November 26 statement, such allowed claim would likely not exceed approximately $276 million, which represents 100% of the principal balance of the guaranteed securities plus approximately $1 million of unmade guarantee payments with respect to interest accruing before the Petition Date. Further, at the November 26 hearing, the Court indicated it would hear expert testimony to determine the amount by which any claim for guarantee payments with respect to the $275 million of principal on the guaranteed securities should be reduced to its present value as of the Petition Date.

The amount at which the B-2 guarantee claims ultimately will be allowed cannot presently be determined. However, the Company believes that the Court’s statement at the November 26 hearing constitutes the best evidence available to the Company in estimating the amount at which the claims will be allowed. Accordingly, the Company has reduced the amount recorded for these guarantee liabilities from $380 million to approximately $276 million at December 31, 2003 to reflect the Court’s statement that it will not allow claims relating to interest accruing after the Petition Date on the guaranteed securities. There can be no assurance that the Court will enter an order reflecting the November 26 statement, and any such order that is entered is subject to appeal. Accordingly, there can be no assurance that claims relating to these guarantees will not be allowed in an amount greater than $276 million. Moreover, if an order consistent with the November 26 statement is entered and is not appealed or any appeal is unsuccessful, it is possible that the claim ultimately allowed by the Court will be less than $276 million as a consequence of any ultimate ruling of the Court regarding the discounting to present value as of the Petition Date of guarantee payments as to principal.

The reduction in the amount recorded for these guarantee liabilities as a consequence of the November 26 hearing was approximately $104 million, which has been reflected as a component of financial services revenues for the three and six month periods ended December 31, 2003.

The following table sets forth certain data with respect to securitized loans in which the Company retains an interest, and with respect to the key economic assumptions used by the Company in estimating the fair value of such retained interests:

	December 31,	June 30,
	2003	2003

	(in thousands)
Aggregate unpaid principal balance of loans	$3,844,988	$4,301,128
Weighted average interest rate of loans at period end	11.0%	11.1%
Approximate assumed weighted average constant prepayment rate as a percentage of unpaid principal balance of loans	13.2%	12.9%
Approximate remaining assumed nondiscounted credit losses as a percentage of unpaid principal balance of loans	37.9%	35.9%
Approximate weighted average interest rate used to discount assumed residual cash flows	16.0%	16.0%
Interest rated used to discount assumed servicing asset cash flows	6.9%	6.3%
Interest rate used to discount assumed servicing and guarantee liability cash flows	4.3%	3.5%

The foregoing data and assumptions may not be comparable because of changes in pool demographics, such as average age of loans, and the interaction of assumptions. All data are based on weighted averages using unpaid or original principal balances of loans.

The following table summarizes certain cash flows received from and paid to the securitization trusts during the six months ended December 31, 2003 and 2002:

	Six months ended
	December 31,
	2003	2002

	(in thousands)
Proceeds from new securitizations	$—	$199,455
Servicing fees received	23,937	11,782
Net P&I advances (reimbursements)	(1,120)	(27,883)
Guarantee payments	—	914
Cash received on retained regular interests	890	760
Cash received on retained residual interests	1	935

Loans serviced by the Company and related loans past due 90 days or more at December 31, 2003, are set forth below:

		Amount 90
		days or
		more past
	Total principal amount	due

	(in thousands)
Loans held for sale	$80,354	$9,514
Securitized loans	3,844,988	285,467

Loans serviced by the Company and related loans past due 90 days or more at June 30, 2003, are set forth below:

		Amount 90
	Total principal	days or more
	amount	past due

	(in thousands)
Loans held for sale	$183,214	$8,526
Securitized loans	4,301,128	316,390

6.	Warranty Costs

The Company provides consumer warranties against manufacturing defects in all new homes it sells. Warranty terms are either one or five years depending upon the item covered. Estimated future warranty costs are accrued at the time of sale. The following table sets forth the activity in the Company’s warranty accrual:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

		(in thousands)
Balance at beginning of period	$8,082	$12,521	$7,957	$13,173
Provision for warranty expense	5,274	6,234	10,631	14,440
Payment of warranty obligations	(5,086)	(7,990)	(10,318)	(16,848)

Balance at end of period	$8,270	$10,765	$8,270	$10,765

7.	Restructuring Charges

The components of the restructuring provisions are as follows:

	Severance and other	Plant, sales
	termination	center and	Asset
(in thousands)	charges	office closings	writedowns	Total

Balance at September 30, 2001	$681	$4,197	$—	$4,878
Payments and balance sheet charges	(145)	(743)	—	(888)

Balance at December 31, 2001	536	3,454	—	3,990
Reversal of restructuring charges	(486)	(1,173)	(412)	(2,071)
Payments and balance sheet charges	(50)	(593)	412	(231)

Balance at March 31, 2002	—	1,688	—	1,688
Payments and balance sheet charges	—	(505)	—	(505)

Balance at June 30, 2002	—	1,183	—	1,183
Reversal of restructuring charges	—	(175)	—	(175)
Additional provision	—	2,016	6,742	8,758
Payments and balance sheet charges	—	(115)	(6,742)	(6,857)

Balance at September 30, 2002	—	2,909	—	2,909
Additional provision	—	6,747	16,380	23,127
Payments and balance sheet charges	—	(635)	(16,380)	(17,015)

Balance at December 31, 2002	—	9,021	—	9,021
Reversal of restructuring charges	—	(119)	—	(119)
Payments and balance sheet charges	—	(1,460)	—	(1,460)

Balance at March 31, 2003	—	7,442	—	7,442
Reversal of restructuring charges		(1,368)	(1,092)	(2,460)
Additional provision	—	1	—	1
Payments and balance sheet charges	—	(1,423)	1,092	(331)

Balance at June 30, 2003	—	4,652	—	4,652
Reversal of restructuring charges	—	(331)	—	(331)
Payments and balance sheet charges	—	(401)	—	(401)

Balance at September 30, 2003	—	3,920	—	3,920
Payments and balance sheet charges		(418)		(418)

Balance at December 31, 2003	$—	$3,502	$—	$3,502

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

As part of the Company’s operational restructuring undertaken in connection with its bankruptcy filing, five manufacturing plants in various states and the Company’s loan origination operations in Texas were closed on November 14, 2002. The Company simultaneously announced the closure of approximately 75 retail locations, principally in the Deep South, Tennessee and Texas markets. In connection with these closings, the Company recorded approximately $23.1 million in restructuring charges during 2003. As a result of changes in the original estimate of costs to close certain manufacturing plants and sales centers, in 2003 the Company reversed into income $2.6 million of restructuring charges originally recorded in 2003, 2002 and 2001. In the quarter ended September 30, 2003 the Company reversed into income $0.3 million of restructuring charges originally recorded in 2003, and 2001.

Of the $3.5 million remaining in the restructuring reserve at December 31, 2003, approximately $0.5 million and $0.7 million relate to provisions established during the fourth quarter of 2001 and the fourth quarter of 2002, respectively. The Company is contractually obligated to pay the amounts remaining in the reserve at December 31, 2003 unless such amounts are set aside by the Court during the bankruptcy proceedings.

The Company terminated approximately 400 employees as part of its fourth quarter 2001 reorganization plan and approximately 150 employees as part of its fourth quarter 2002 reorganization plan. The Company terminated approximately 1,550 employees, primarily in its retail and manufacturing operations, as part of its first quarter 2003 reorganization plan.

8.	Asset Impairment Charges

Asset impairment charges in the six months ended December 31, 2003 relate principally to valuation provisions of $64.0 million recorded to reduce the assets to be sold to Clayton to net realizable value (see Notes 2 and 3) and impairment charges to write off certain costs related to computer systems enhancements which are unlikely to be implemented by the Company.

In the six months ended December 31, 2002 the Company recorded impairment charges of $51.2 million, principally as a result of a reassessment of the value of goodwill and other intangible assets, which the Company wrote off in their entirety and $13.8 million to write down closed manufacturing facilities held for sale to their appraised values.

9.	Reorganization Items

Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the consolidated statement of operations in accordance with SOP 90-7. In December 2002 and January 2003, the Court approved orders that elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees. Accordingly, the Company recaptured or reversed impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal amounted to $75.1 million in the quarter ended December 31, 2002. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of the REMIC guarantees now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company will be required to pay under the guarantees. Reorganization items for the six months ended December 31, 2003 and 2002 include professional fees of $8.2 million and $7.2 million, respectively, representing financial, legal, real estate and valuation services directly associated with the reorganization process. Cash paid for reorganization items was approximately $10.7 million and $6.3 million during the six months ended December 31, 2003 and 2002, respectively.

Under SOP 90-7, interest expense is recorded only to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $12.2 million and $3.0 million of contractually stated interest was not recorded as interest expense during the six months ended December 31, 2003 and 2002, respectively.

Condensed financial information of the Debtors is set forth below:

	Three months ended	November 16 -	Six months ended
	December 31,	December 31,	December 31,
	2003	2002	2003

		(in thousands)
Statement of Operations
Revenues
Net sales	$142,573	$79,101	$295,957
Consumer finance revenues, net of impairment and valuation provisions	109,656	(11,813)	111,344
Other income	3,391	405	7,298

Total revenues	255,620	67,693	414,599
Cost and expenses
Cost of sales	109,455	78,695	233,422
Selling, general and administrative expenses	36,638	25,734	68,277
Consumer finance operating expenses	9,119	7,067	20,050
Restructuring charges (reversals)	—	(11,387)	(331)
Asset impairment charges	64,288	13,814	65,667
Provision for losses on credit sales	3,749	1,694	11,991
Interest expense	2,544	3,457	5,152

Total costs and expenses	225,793	119,074	404,228

Income (loss) before reorganization items and income taxes	29,827	(51,381)	10,371
Reorganization items, net	(5,002)	(240,145)	(8,168)

Income (loss) before income taxes	24,825	(291,526)	2,203
Provision for income taxes	—	—	—

Net income (loss)	$24,825	$(291,526)	$2,203

	December 31,	June 30,
	2003	2003

	(in thousands)
Balance Sheet
ASSETS
Cash and cash equivalents	$25,170	$23,249
Loans and investments	—	15,735
Other receivables	5,442	47,575
Inventories	—	122,753
Properties and facilities	—	116,420
Investment in non-filing entities	166,635	153,082
Other assets	71,761	68,658
Assets held for sale	190,355	—

	$459,363	$547,472

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities not subject to compromise
Short-term borrowings	$4,000	$30,000
Accounts payable and accrued liabilities	104,923	103,115
Deferred income taxes	29,994	29,994

	138,917	163,109
Liabilities subject to compromise
Notes and bonds payable	308,320	308,437
Accounts payable and accrued liabilities	72,485	67,646
Other long-term obligations	277,702	381,879

	658,507	757,962
Shareholders’ equity (deficit)	(338,061)	(373,599)

	$459,363	$547,472

10.	Earnings Per Share

The following table displays the derivation of the number of weighted average shares outstanding used in the computation of basic and diluted earnings per share (“EPS”):

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Numerator in income (loss) per share calculation:
Net income (loss)	$27,288	$(307,550)	$35,829	$(401,095)
Denominator in income (loss) per share calculation:
Weighted average number of common shares outstanding - Denominator for basic EPS	9,531	9,527	9,531	9,527
Dilutive effect of stock options and restricted shares computed using the treasury stock method	—	—	—	—

Denominator for diluted EPS	9,531	9,527	9,531	9,527

Income (loss) per share:
Net income (loss)
Basic	$2.86	$(32.28)	$3.76	$(42.10)
Diluted	$2.86	$(32.28)	$3.76	$(42.10)

Stock options to purchase 476,998 and 664,670 shares of common stock and 5,584 and 6,556 unearned restricted shares were not included in the computation of diluted earnings per share for the six months ended December 31, 2003 and 2002, respectively, because their inclusion would have been antidilutive.

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon estimated fair value:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Net income (loss) - as reported	$27,288	$(307,550)	$35,829	$(401,095)
Net income (loss) - pro forma	27,208	(307,644)	35,657	(401,282)
Basic income (loss) per share - as reported	$2.86	$(32.28)	$3.76	$(42.10)
Basic income (loss) per share - pro forma	2.85	(32.29)	3.74	(42.12)
Diluted income (loss) per share - as reported	$2.86	$(32.28)	$3.76	$(42.10)
Diluted income (loss) per share - pro forma	2.85	(32.29)	3.74	(42.12)

11.	Notes and Bonds Payable

The estimated contractual principal payments under notes and bonds payable are $125.7 million, $0.8 million, $0.9 million, $3.3 million, and $0.6 million for the 12 months ended December 31, 2004, 2005, 2006, 2007 and 2008, respectively, and the balance is payable thereafter. The aforementioned principal payments are stayed during the bankruptcy proceedings.

12.	Contingencies

During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their claims against the Company to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep,” “FTC” or “destination” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. An order of class certification was not entered by the trial court and the action against the Oakwood defendants was stayed effective November 15, 2002. On November 13, 2003 the Bankruptcy Court entered a Stipulation and Order which granted limited relief from the automatic stay. On December 12, 2003 the Saline County case was removed to the United States District Court for the Eastern District of Arkansas. The plaintiffs subsequently filed a motion to remand the case back to Saline County. As of February xx, 2004 that motion was still pending. If a class certification order is entered, the Company intends to appeal it. The Company intends to defend this case vigorously.

In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

The Company is contingently liable as guarantor of loans sold to third parties on a recourse basis. The amount of this liability was approximately $8 million and $25 million as of December 31, 2003 and June 30, 2003, respectively. The Company also retains credit risk on REMIC securitizations because the related trust agreements provide that all losses incurred on REMIC loans are charged to REMIC interests retained by the Company (including the Company’s right to receive servicing fees prior to January 2003) before any losses are charged to REMIC interests sold to third party investors. The Company also has guaranteed payment of principal and interest on subordinated securities issued by REMIC trusts having an aggregate principal amount outstanding of approximately $275 million. Liabilities recorded with respect to such guarantees, measured as the present value of principal and interest payments projected to be made pursuant to the guarantees as described under “Critical Accounting Policies” below, were approximately $275.8 million and $380.0 million at December 31, 2003 and June 30, 2003, respectively, and are included in other long-term obligations (see Note 5). The Company is also contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of their products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $51 million at December 31, 2003. Losses under these agreements have not been significant.

13.	Business Segment Information

The Company operates in three major business segments: retail, manufacturing, consumer finance and, prior to November 1, 2002, reinsurance. The Company terminated its reinsurance business shortly before the Petition Date. The following table summarizes information with respect to the Company’s business segments:

	Three months ended		Six months ended
	December 31,		December 31,
	2003	2002	2003	2002

Revenues
Retail	$63,649	$97,576	$134,104	$231,589
Manufacturing	113,180	123,234	230,534	299,969
Consumer finance	115,817	(45,380)	151,740	(47,452)
Insurance	—	8,242	—	18,989
Eliminations/other	(30,865)	(45,743)	(61,383)	(116,506)

	$261,781	$137,929	$454,995	$386,589

Income (loss) before interest expense and income taxes
Retail	$(746)	$(36,211)	$(6,611)	$(68,387)
Manufacturing	6,875	(27,632)	9,301	(52,625)
Consumer finance	102,068	(64,240)	119,707	(88,498)
Insurance	—	2,786	—	6,504
Eliminations/other	(69,347)	(3,392)	(64,994)	(8,497)

	38,850	(128,689)	57,403	(211,503)
Interest expense	(6,560)	(9,768)	(13,406)	(20,499)

Income (loss) before income taxes, reorganization items and cumulative effect of accounting changes	$32,290	$(138,457)	$43,997	$(232,002)

Depreciation and amortization
Retail	$360	$1,366	$955	$3,018
Manufacturing	1,052	2,419	2,774	5,958
Consumer finance	3,924	(2,328)	8,382	(4,596)
Eliminations/other	693	1,853	1,696	3,326

	$6,029	$3,310	$13,807	$7,706

Capital expenditures
Retail	$273	$112	$395	$505
Manufacturing	1,036	618	1,660	1,060
Consumer finance	—	241	6	684
General corporate	283	594	445	1,192

	$1,592	$1,565	$2,506	$3,441

	December 31,	June 30,
	2003	2003

Identifiable assets
Retail	$363,502	$364,783
Manufacturing	110,165	116,512
Consumer finance	493,791	741,046
Insurance	4,232	8,881
Eliminations/other	(441,232)	(539,772)

	$530,458	$691,450

14.	New Accounting Standards

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

In December 2003 the Board issued a revision to Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46R). FIN 46R clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Among other changes, the revisions of FIN 46R (a) clarified some requirements of the original FIN 46, which had been issued in January 2003, (b) eased some implementation problems, and (c) added new scope exceptions. FIN 46R deferred the effective date of the Interpretation for public companies, to the end of the first reporting period ending after March 15, 2004, except that all public companies must at a minimum apply the provisions of the Interpretation to entities that were previously considered “special-purpose entities” under the FASB literature prior to the issuance of FIN 46R by the end of the first reporting period ending after December 15, 2003. The Company expects that this new standard will not have any material effect on its financial condition and results of operations attributable to the financial accounting for any variable interest entity in which the Company currently has an interest.

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

In December 2002 the Board adopted Statement of Financial Accounting Standards No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure – an amendment of FAS 123” (FAS 148). FAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the accounting provisions of FAS 123, “Accounting for Stock-Based Compensation” (FAS 123). FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, “Accounting for Stock Issued to Employees” (APB 25). Instead, the standard is intended to encourage the adoption of the accounting provisions of FAS 123. Under the provisions of FAS 148, companies that choose to adopt the accounting provisions of FAS 123 will be permitted to select from three transition methods. Even those companies that choose not to adopt the accounting provisions of FAS 123 will be affected by this standard. FAS 148 mandates certain new disclosures that are incremental to those required by FAS 123. The transition and annual disclosure provisions of FAS 148 are effective for interim periods and fiscal years ending after December 15, 2002. The Company continues to account for its stock options under APB 25 and adopted the new disclosure requirements of the FAS 148 effective the quarter ended December 31, 2002.

15.	Business Conditions and Liquidity

For the past several years the Company has incurred substantial net losses, including not only asset impairment charges and reorganization costs, but also operating losses. These financial results reflect the difficult business conditions within the manufactured housing industry over the last several years, including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail distribution channel, excessive amounts of finished goods and repossession inventory, and a significant reduction in the availability of financing at both the wholesale and retail levels. Declines in overall economic conditions have contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 13% during calendar 2002 and by approximately 22% during calendar 2003, while industry repossessions continue in the approximate range of 80,000 to 90,000 units annually, more than 50% of new home shipments.

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

The Company believes that borrowings under the credit facilities described in Note 2, coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow (including increased servicing fee cash flow described in Note 2), will be sufficient to enable the Company to meet its obligations and to execute its business plan pending consummation of the sale of assets to Clayton Homes. Continued access to borrowings under such facilities is dependent upon the Company’s compliance with the terms and conditions contained therein, including compliance with financial covenants. In addition, the DIP Facility terminates not later than June 30, 2004. The Company has a commitment from a lender to provide up to $250 million of exit financing to implement the Standalone Plan if the sale to Clayton is not consummated and the Amended Plan is confirmed, and has completed the documentation for such financing.

The retail financing of sales of the Company’s products historically has been an integral part of the Company’s vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. In March 2003 the Company completed, on a servicing-released basis, a whole loan sale of $260 million of loans rather than securitizing them. The Company believes that its net proceeds from the whole loans sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. In October 2003 the Company sold an additional $130 million of loans on a servicing-released basis, the proceeds of which were approximately $114 million. While the purchase price improved from the March 2003 loan sale, the price remained less than the cost of the loans.

The Company may engage in asset-backed securitization transactions in the future, although the terms of any such securitizations will likely be less favorable to the Company than those of prior securitizations. The Company believes that this deterioration in terms will occur primarily as a result of the Company’s current circumstances as well as recent negative developments in the market for asset- backed securities involving manufactured housing loans. As a result of those negative trends, the Company will likely receive less cash proceeds in connection with any such securitizations than it typically received in securitizations in 2002 and earlier years. The Company may engage in whole loan sales in the future as an alternative to, or in addition to, loan securitizations. Should the Company’s ability to access the asset-backed securities market or the whole loan sale market become impaired, the Company would be required to obtain additional sources of funding for its finance business or further curtail its loan originations, which could adversely affect its ability to execute the Standalone Plan if the sale of the Company’s assets to Clayton is not consummated.

From time to time, the Company has retained certain subordinated securities from its securitizations. At December 31, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $1.7 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. Continued lack of demand for subordinated asset-backed securities would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact on the Company’s liquidity and operations.

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

     The Company initially decided to file for reorganization under Chapter 11 in order to restructure its balance sheet and access new working capital while continuing to operate in the ordinary course of business. This decision was based upon the continued poor performance of loans originated by the Company, as well as extremely weak conditions in the manufactured housing industry and deteriorating terms in the asset-backed securitization market into which the Company sells its loans. Other factors contributing to the decision to file included a general economic recession, declining recovery rates in the repossession market, the substantial reduction in loan servicing fees received and the withdrawal of manufactured housing floor plan lenders offering financing to many of the Company’s wholesale dealers.

     In connection with the Company’s filing for protection under the U.S. Bankruptcy Code, the Company has focused on continuing and improving the Company’s operations during the bankruptcy proceedings. This focus has included:

•	focusing on closing marginal or unprofitable operations;

•	improving the results of those operations that continue; and

•	adding liquidity to the Company’s balance sheet by selling or otherwise realizing the value of idle assets, including assets idled by closures of operating locations.

     Additionally, in anticipation of the Company’s emergence from bankruptcy, the Company has focused on the following:

•	obtaining financing to continue operations during and after the bankruptcy proceedings;

•	developing a plan of reorganization that would allow the Company to emerge as a standalone entity upon emergence from bankruptcy; and

•	engaging in ongoing efforts to sell the Company or its assets if such sale is, in the judgment of the interested parties, in the best interest of the bankruptcy estate.

     Further information related to the bankruptcy filing is included under “Liquidity and Capital Resources” below.

Critical Accounting Estimates

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

Basis of presentation

     The consolidated financial statements contained herein have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business, and in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the consolidated balance sheet and classified as liabilities subject to compromise, at the estimated amount of allowable claims. Liabilities not subject to compromise are separately classified. Revenues, expenses, realized gains and losses and provisions for losses resulting from the reorganization are reported separately as reorganization items in the consolidated statement of operations. Cash used for reorganization items is disclosed separately. On April 22, 2003 the Board of Directors approved a change in the Company’s fiscal year end from September 30 to June 30.

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

Reclassifications

     Certain amounts previously reported for three and six months ended December 31, 2002 have been reclassified to conform to classifications for the six months ended December 31, 2003.

Results of Operations - Three Months Ended December 31, 2003 and 2002

     The following table summarizes certain statistics for the quarters ended December 31, 2003 and 2002:

	Three months ended
	December 31,
	2003	2002

Retail sales (in thousands)	$60,354	$96,405
Wholesale sales (in thousands)	$82,219	$81,015
Total sales (in thousands)	$142,573	$177,420
Gross profit % - consolidated	23.2%	12.4%
New single-section homes sold - retail	125	457
New multi-section homes sold - retail	862	1,620
Used homes sold - retail	70	201
New single-section homes sold - wholesale	163	306
New multi-section homes sold - wholesale	1,681	1,823
Average new single-section sales price - retail	$26,300	$23,900
Average new single-section sales price - retail, excluding bulk sales	$30,900	$33,800
Average new multi-section sales price- retail	$65,500	$51,400
Average new multi-section sales price- retail, excluding bulk sales	$68,500	$58,800
Average new single-section sales price - wholesale	$23,800	$20,700
Average new multi-section sales price - wholesale	$46,600	$40,900
Weighted average number of retail sales centers open during the period	103	207

Net sales

     The Company’s sales volume continued to be adversely affected by extremely competitive industry conditions and generally weak economic conditions, as well as a reduction in the number of open sales centers during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. Retail sales dollar volume decreased 37%, reflecting a 52% decrease in new unit volume, as a result of the Company operating fewer sales centers during the quarter as compared to the same period last year, offset by higher selling prices and a change in product mix. The average new unit sales prices of single-section and multi-section homes increased 10% and 27%, respectively. Average retail sales prices of single-section and multi-section homes increased as a result of sales price reductions taken in the prior year to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices in the three months ended December 31, 2003 on single-section and multi-section homes were $30,900 and $68,500, respectively. Multi-section homes accounted for 87% of retail new unit sales compared to 78% last year.

     During the quarter ended December 31, 2003 the Company closed two underperforming sales centers compared to closing 35 sales centers during the prior year quarter in connection with the Company’s November 2002 restructuring. At December 31, 2003 the Company had 99 retail sales centers open compared to 189 open at December 31, 2002. Total new home retail sales dollars at sales centers open more than one year increased 3% during the three months ended December 31, 2003.

     Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume increased 1% during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002, reflecting a an increase in the average new unit sales price of single-section and multi-section homes of 15% and 14%, respectively, which resulted principally from a change in product mix. This increase was substantially offset by a 13% decrease in unit volume. The decline in unit volume results principally from the closure in November 2002 of five manufacturing plants which served wholesale dealers in certain areas of the country.

Gross profit

     Consolidated gross profit margin increased from 12.4% in the three months ended December 31, 2002 to 23.2% in the three months ended December 31, 2003. The quarter ended December 31, 2002 included an $8.5 million writedown to estimated lower of cost or market on inventory remaining at closing retail sales centers and manufacturing plants, which adversely affected gross profit margin by approximately 4.8 percentage points. The prior year quarter also included significantly reduced margins on sales of inventory to customers at closing sales centers and the bulk sale of retail inventory at wholesale prices to other manufactured housing dealers. Partially offsetting these items, wholesale sales increased from 46% of total sales in the quarter ended December 31, 2002 to 58% of net sales in the quarter ended December 31, 2003. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

     Consumer finance revenues are summarized as follows:

	Three months ended
	December 31,
(in thousands)	2003	2002

Gains (losses) on securities sold and loans sold or held for sale:
Gain (loss) on sale of securities and loans	$69	$—
Lower of cost or market valuation adjustments on loans held for sale	584	(48,683)

	653	(48,683)
Interest income	2,110	5,151
Servicing fees, net of amortization of servicing assets and liabilities	8,465	13,360
REMIC residual income	382	405
Impairment and valuation provisions - retained REM IC interests	103,256	(16,425)
Other	951	812

	$115,817	$(45,380)

     At December 31, 2002 the Company recorded a charge of $48.7 million to reduce the carrying value of loans held for sale to the lower of cost or market. The adjustment reflected anticipated securitization terms that were less favorable than those of prior periods.

     The decrease in interest income reflects lower average outstanding balances of loans held for sale in the warehouse prior to sale.

     The decline in loan servicing fees, which are reported net of amortization of servicing assets and liabilities, reflects a decrease in the average principal balance of loans serviced by the Company.

     Impairment and valuation provisions on retained REMIC interests are summarized as follows:

	Three months ended
	December 31,

(in thousands)	2003	2002

Impairment writedowns of residual REMIC interests	$(302)	$—
Impairment writedowns of regular REMIC interests	(1,574)	(367)
Valuation provisions on servicing contracts	—	(2,100)
Provision for guarantee obligations on REMIC securities sold	105,132	(13,958)

	$103,256	$(16,425)

     Impairment and valuation provisions generally result from changes in the Company’s estimates of credit losses on securitized loans. The Company’s inability to offer consumer financing to facilitate retail sales of repossessed homes due to liquidity constraints has required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. The Company currently sells substantially all repossessions through wholesale channels of distribution and expects this practice to continue for the foreseeable future. In addition to this change, the Company also revised upward certain of its expected default rates on securitization pools which have experienced a rise in repossessions due to continued weak economic conditions. As a result of these factors, the Company expects future credit losses to remain at elevated levels, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold. The adverse effect of credit losses on the value of the Company’s servicing contracts was substantially eliminated in 2003 by the elevation of the payment priority of the Company’s servicing fees, as more fully described in Note 2 to the consolidated financial statements. As a result, no valuation provisions on servicing contracts were recorded during the quarter ended December 31, 2003.

     During the three months ended December 31, 2003, the Company reduced the amount recorded for potential guarantee payments with respect to guaranteed subordinated REMIC securities by approximately $104 million to give effect to a change in the estimate of the amount at which related claims will be allowed in the Company’s bankruptcy case, as more fully described in Note 5 to the consolidated financial statements.

     As further described in the Company’s Annual Report of Form 10-K, the estimated value of the Company’s retained interests in securitizations is sensitive to changes in certain key economic assumptions, particularly the credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults.

     At December 31, 2003 the aggregate valuation of retained interests was a net liability of $239.1 million, reflecting guarantee obligations on certain REMIC securities. The effect of a 10% adverse change in the credit losses assumption at December 31, 2003 would not materially affect the net liability, because the Company’s estimate of the guarantee liability gives effect to statements by the Bankruptcy Court as described in Note 5, and because the Company’s right to receive servicing fees is no longer adversely affected by credit losses. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in the rate at which serviced loans default and prepay voluntarily could affect the value of loan servicing assets and result in future impairment provisions.

     For the three months ended December 31, 2003 total credit losses on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 9.85% on an annualized basis of the average principal balance of the related loans, compared to approximately 7.10% on an annualized basis for the three months ended December 31, 2002. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The Company disposed of approximately 3,355 and 3,196 repossessed properties for the three months ended December 31, 2003 and 2002, respectively. In addition, increased sales of repossessions through wholesale distribution channels, which typically carry much lower recovery rates than repossessions sold through retail channels, contributed to the increase in the charge-off ratio. At December 31, 2003 the Company had a total of 5,191 unsold properties in repossession or foreclosure (approximately 4.96% of the total number of serviced loans) compared to 5,874 and 7,949 at June 30, 2003 and December 31, 2002, respectively (approximately 4.82% and 6.02%, respectively, of the total number of serviced loans).

     At December 31, 2003 the delinquency rate on loans serviced by the Company was 4.9%, compared to 6.2% at December 31, 2002. High delinquency levels and continuing weak economic conditions may result in increased repossessions and related future impairment and valuation provisions.

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

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased $16.9 million, or 32%, in the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002. This decrease is primarily due to the closure of sales centers and manufacturing plants in connection with the Company’s restructuring described below. Selling, general and administrative expenses fell to 25.7% of net sales in the three months ended December 31, 2003 from 30.2% of net sales in the three months ended December 31, 2002 despite the fixed nature of certain of these expenses, due to cost reduction efforts and the closure of relatively poorer performing retail and manufacturing operations, and because wholesale sales, which have lower selling costs than retail sales, made up a larger part of total sales in the quarter ended December 31, 2003 than in the prior year quarter.

Consumer finance operating expenses

     Consumer finance operating expenses decreased $6.1 million, or 39%, during the quarter ended December 31, 2003 principally due to reduced loan servicing costs arising from a reduction in the size of the servicing portfolio and reduced headcount as a consequence of lower origination volume.

Restructuring charges

     Restructuring charges relate principally to asset writedowns and closing cost accruals arising from decisions to close manufacturing plants, sales centers and other locations, and to reduce overhead costs. Restructuring charges for the three months ended December 31, 2002 reflect the closure of five manufacturing plants, the Company’s loan origination operations in Texas and approximately 75 retail sales centers as part of the Company’s operational restructuring in November 2002.

Asset impairment charges

     Asset impairment charges in the three months ended December 31, 2003 relate principally to valuation provisions of $64.0 million recorded to reduce the carrying value of assets to be sold to Clayton, as described in Note 2, to net realizable value. In the three months ended December 31, 2002, the Company recorded impairment charges of $13.8 million to write down closed manufacturing facilities held for sale to their appraised values.

Interest expense

     Interest expense decreased $3.2 million, or 32%, during the three months ended December 31, 2003 compared to the three months ended December 31, 2002. Under SOP 90-7, interest expense is recorded only to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $6.1 million of contractually stated interest was not recorded as interest expense during the three months ended December 31, 2003. The decrease in interest expense resulting from not recording interest on pre-petition debt was slightly offset by an increase in interest on short-term borrowings due to higher average balances outstanding and higher interest rates.

Reorganization items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the consolidated statement of operations in accordance with SOP 90-7. In December 2002 and January 2003, the Court approved orders that elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees, as described in Note 2 to the consolidated financial statements. Accordingly, the Company recaptured or reversed impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal amounted to $75.1 million in the quarter ended December 31, 2002. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of guaranteed REMIC securities now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company will be required to pay under the guarantees. Reorganization items for the quarter ended December 31, 2003 and 2002 include professional fees of $5.0 million and $7.2 million, respectively, representing financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

     No income tax provision has been recorded with respect to pretax income for the three months ended December 31, 2003 because the Company estimates its effective income tax rate for the year ended June 30, 2004 will be zero. No income tax benefit was recorded with respect to net losses incurred for the three months ended December 31, 2002. Because the Company has operated at a loss in each of its five most recent fiscal years and believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” it is not appropriate to record income tax benefits with respect to current losses because of the uncertainty of realization of any tax benefit attributable to such losses. As of June 30, 2003 the Company had federal net operating loss carryforwards of approximately $281 million, and had recorded valuation allowances for substantially all of the related deferred income tax assets because of the uncertainty surrounding their realization. The Company’s proposed plan of reorganization, should it be implemented, could result in utilization of a significant amount of these net operating loss carryforwards to offset cancellation of indebtedness income arising from implementation of the proposed reorganization plan. In addition, implementation of the proposed plan of reorganization may result in limitations on the utilization of any remaining net operating loss carryforwards

Results of Operations - Six Months Ended December 31, 2003 and 2003

     The following table summarizes certain statistics for the six months ended December 31, 2003 and 2002:

	Six months ended
	December 31,
	2003	2002

Retail sales (in thousands)	$127,154	$228,619
Wholesale sales (in thousands)	$168,803	$190,407
Total sales (in thousands)	$295,957	$419,026
Gross profit % - consolidated	21.1%	19.3%
New single-section homes sold - retail	277	963
New multi-section homes sold - retail	1,904	3,481
Used homes sold - retail	173	407
New single-section homes sold - wholesale	495	863
New multi-section homes sold - wholesale	3,486	4,285
Average new single-section sales price - retail	$26,500	$28,500
Average new single-section sales price - retail, excluding bulk sales	$31,100	$32,400
Average new multi-section sales price- retail	$62,100	$56,600
Average new multi-section sales price- retail, excluding bulk sales	$67,500	$60,700
Average new single-section sales price - wholesale	$22,400	$19,900
Average new multi-section sales price - wholesale	$45,200	$40,400
Weighted average number of retail sales centers open during the period	104	212

Net sales

     The Company’s sales volume continued to be adversely affected by competitive industry conditions and generally weak economic conditions, as well as a reduction in the number of open sales centers during the six months ended December 31, 2003 compared to the six months ended December 31, 2002. Retail sales dollar volume decreased 44%, reflecting a 51% decrease in new unit volume, principally as a result of the Company operating fewer sales centers during the six months ended December 31, 2003 compared to the comparable period last year. In addition, the average new unit sales prices of single-section homes decreased 7% and multi-section homes increased 10%. Average retail sales prices of single-section homes decreased as a result of sales price reductions taken to sell inventory at closing sales centers, including bulk sales of retail inventory at wholesale prices to other manufactured housing dealers. Excluding these bulk sales of inventory at closing retail sales centers, average retail sales prices in the six months ended December 31, 2003 on single-section and multi-section homes were $31,100 and $67,500, respectively. Multi-section homes accounted for 87% of retail new unit sales compared to 78% last year.

     During the six months ended December 31, 2003 and 2002 the Company closed 14 and 47 underperforming sales centers, respectively. These closures resulted principally from the Company’s November 2002 restructuring. At December 31, 2003 the Company had 99 retail sales centers open compared to 189 open at December 31, 2002. Total new home retail sales dollars at sales centers open more than one year decreased 15% during the six months ended December 31, 2003.

     Wholesale sales represent sales of manufactured homes to independent retailers. Wholesale sales dollar volume decreased 11% during the six months ended December 31, 2003 compared to the six months ended December 31, 2002, reflecting a 23% decrease in wholesale unit volume. The decline in unit volume results principally from the closure in November 2002 of five manufacturing plants which served wholesale dealers in certain areas of the country. This decrease was partially offset by an increase in the average new unit sales price of single-section and multi-section homes of 13% and 12%, respectively, which resulted principally from a change in product mix.

Gross profit

     Consolidated gross profit margin increased from 19.3% in the six months ended December 31, 2002 to 21.1% in the six months ended December 31, 2003. The six months ended December 31, 2002 included an $8.5 million writedown to estimated lower of cost or market on inventory remaining at closing retail sales centers and manufacturing plants, which adversely affected gross profit margin by approximately 2.1 percentage points. The prior year six months also included significantly reduced margins on sales of inventory to customers at closing sales centers and the bulk sale of retail inventory at wholesale prices to other manufactured housing dealers. While these adverse factors were not present in 2003 or were present to a lesser degree, wholesale sales increased from 45% of total sales in the six months ended December 31, 2002 to 57% in the six months ended December 31, 2003. Wholesale sales typically carry lower margins than the Company’s integrated retail sales.

Consumer finance revenues

     Consumer finance revenues are summarized as follows:

	Six months ended
	December 31,
(in thousands)	2003	2002

Gains (losses) on securities sold and loans sold or held for sale:
Gain (loss) on sale of securities and loans	$8,252	$1,188
Lower of cost or market valuation adjustments on loans held for sale	16,394	(49,798)

	24,646	(48,610)
Interest income	6,659	8,442
Servicing fees, net of amortization of servicing assets and liabilities	17,435	19,718
REMIC residual income	755	1,064
Impairment and valuation provisions - retained REM IC interests	100,317	(29,599)
Other	1,928	1,533

	$151,740	$(47,452)

     On October 8, 2003 the Company sold approximately $130 million of loans at a price significantly greater than the price at which loans were previously sold in March 2003. The lower of cost or market valuation allowance at December 31, 2003 was computed based upon the October 2003 sales transaction and the necessary valuation allowance was approximately $15.8 million less than that required at June 30, 2003, and such reduction has been reflected in income for the six months ended December 31, 2003. In addition, during the six months ended December 31, 2003 the Company received contingent sales proceeds relating to the March 2003 loan sale which, because their receipt was contingent, were not recorded in March 2003. Such proceeds, and adjustments to reserves recorded in connection with the March 2003 transaction resulting from the resolution of uncertainties, have been reflected in gain on sale of loans for the six months ended December 31, 2003.

     The decrease in interest income reflects lower average outstanding balances of loans held for sale in the warehouse prior to sale.

     The decline in loan servicing fees, which are reported net of amortization of servicing assets and liabilities, reflects a decrease in the average principal balance of loans serviced by the Company.

     Impairment and valuation provisions on retained REMIC interests are summarized as follows:

	Six months ended
	December 31,

(in thousands)	2003	2002

Impairment writedowns of residual REMIC interests	$(321)	$—
Impairment writedowns of regular REMIC interests	(3,539)	(604)
Valuation provisions on servicing contracts	—	(9,775)
Provision for guarantee obligations on REMIC securities sold	104,177	(19,220)

	$100,317	$(29,599)

     Impairment and valuation provisions generally result from changes in the Company’s estimates of credit losses on securitized loans. The Company’s inability to offer consumer financing to facilitate retail sales of repossessed homes due to liquidity constraints has required the Company to increase the number of repossessed homes sold through the wholesale distribution channel, which typically carries much lower recovery rates than those sold through the retail distribution channel. The Company currently sells substantially all repossessions through wholesale channels of distribution and expects this practice to continue for the foreseeable future. In addition to this change, the Company also revised upward certain of its expected default rates on securitization pools which have experienced a rise in repossessions due to continued weak economic conditions. As a result of these factors, the Company expects future credit losses to remain at elevated levels, particularly in the near to mid-term. Accordingly, the Company has recorded impairment charges to reflect updated valuations of its estimated REMIC residual asset cash flows and estimated payments under guarantee obligations on certain subordinated securities sold. The adverse effect of credit losses on the value of the Company’s servicing contracts was substantially eliminated in 2003 by the elevation of the payment priority of the Company’s servicing fees, as more fully described in Note 2 to the consolidated financial statements. As a result, no valuation provisions on servicing contracts were recorded during the six months ended December 31, 2003.

     During the six months ended December 31, 2003, the Company reduced the amount recorded for potential guarantee payments with respect to guaranteed subordinated REMIC securities by approximately $104 million to give effect to a change in the estimate of the amount at which related claims will be allowed in the Company’s bankruptcy case, as more fully described in Note 5 to the consolidated financial statements.

     As further described in the Company’s Annual Report of Form 10-K, the estimated value of the Company’s retained interests in securitizations is sensitive to changes in certain key economic assumptions, particularly the credit losses assumption which includes estimations of the timing, frequency and severity of loan defaults.

     At December 31, 2003 the aggregate valuation of retained interests was a net liability of $239.1 million, reflecting guarantee obligations on certain REMIC securities. The effect of a 10% adverse change in the credit losses assumption at December 31, 2003 would not materially affect the net liability, because the Company’s estimate of the guarantee liability gives effect to statements by the Bankruptcy Court as described in Note 5, and because the Company’s right to receive servicing fees is no longer adversely affected by credit losses. Management continues to monitor performance of the loan pools and underlying collateral and adjust the carrying value of assets and liabilities arising from loan securitizations as appropriate. Changes in the rate at which serviced loans default and prepay voluntarily could affect the value of loan servicing assets and result in future impairment provisions.

     For the six months ended December 31, 2003 total credit losses on the Company’s loan portfolio, including losses relating to assets securitized by the Company, loans held for investment, loans held for sale and loans sold with full or partial recourse, amounted to approximately 11.22% on an annualized basis of the average principal balance of the related loans, compared to approximately 7.77% on an annualized basis for the six months ended December 31, 2002. Because losses on repossessions are reflected in the loss ratio principally in the period during which the repossessed property is disposed of, fluctuations in the number of repossessed properties disposed of from period to period may cause variations in the charge-off ratio. The Company disposed of approximately 7,170 and 6,521 repossessed properties for the six months ended December 31, 2003 and 2002, respectively. In addition, increased sales of repossessions through wholesale distribution channels, which carry much lower recovery rates than repossessions sold through retail channels, contributed to the increase in the charge-off ratio. At December 31, 2003 the Company had a total of 5,191 unsold properties in repossession or foreclosure (approximately 4.96% of the total number of serviced loans) compared to 5,874 and 7,949 at June 30, 2003 and December 31, 2002, respectively (approximately 4.82% and 6.02%, respectively, of the total number of serviced loans).

     At December 31, 2003 the delinquency rate on loans serviced by the Company was 4.9%, compared to 6.2% at December 31, 2002. Higher delinquency levels and continuing weak economic conditions may result in increased repossessions and related future impairment and valuation provisions.

Insurance revenues

     See discussion under “Results of Operations - Three Months Ended December 31, 2003 and 2002.”

Selling, general and administrative expenses

     Selling, general and administrative expenses decreased $48.5 million, or 42%, in the six months ended December 31, 2003 compared to the six months ended December 31, 2002. This decrease is primarily due to the closure of sales centers and manufacturing plants in connection with the Company’s restructuring described below. Selling, general and administrative expenses fell to 23.1% of net sales in the six months ended December 31, 2003 from 27.9% of net sales in the six months ended December 31, 2002 despite the fixed nature of certain of these expenses, due to cost reduction efforts and the closure of relatively poorer performing retail and manufacturing operations, and because wholesale sales, which have lower selling costs than retail sales, made up a larger part of total sales in the six months ended December 31, 2003 than in the prior year period. Selling, general and administrative expenses for the six months ended December 31, 2003 also includes a credit of approximately $5.9 million relating to the reversal of previously recorded reserves for self-insurance costs as a result of the claims bar date for such claims having passed without the filing of any claim by potential claimants, net of additional provisions recorded for potential settlements of pre-petition litigation.

Consumer finance operating expenses

     Consumer finance operating expenses decreased $9.8 million, or 32%, during the six month ended December 31, 2003 principally due to reduced loan servicing costs arising from a reduction in the size of the servicing portfolio and reduced headcount as a consequence of lower origination volume.

Restructuring charges

     Restructuring charges relate principally to asset writedowns and closing cost accruals arising from decisions to close manufacturing plants, sales centers and other locations, and to reduce overhead costs. The reversal of restructuring charges for the six months ended December 31, 2003 principally reflects changes in the estimated magnitude of restructuring costs associated with plant and store closings initially recorded in November 2002.

     For the six months ended December 31, 2002, restructuring charges of $31.7 million reflect the closure of five manufacturing plants, the Company’s loan origination operations in Texas and approximately 75 retail sales centers as part of the Company’s operational restructuring in November 2002.

Asset impairment charges

     Asset impairment charges in the six months ended December 31, 2003 relate principally to valuation provisions of $64.0 million recorded to reduce the assets to be sold to Clayton to estimated net realizable value (see Note 2 to the consolidated financial statements) and impairment charges to write off certain costs related to computer systems enhancements which are unlikely to be implemented by the Company.

     In the six months ended December 31, 2002 the Company recorded impairment charges of $51.2 million, principally as a result of a reassessment of the value of goodwill and other intangible assets, which the Company wrote off in their entirety, and $13.8 million to write down closed manufacturing facilities held for sale to their appraised values.

Interest expense

     Interest expense decreased $7.1 million, or 35%, during the six months ended December 31, 2003 compared to the six months ended December 31, 2002. Under SOP 90-7, interest expense is recorded only to the extent it will be paid during the Chapter 11 proceeding or if it is probable it will be an allowed priority, secured or unsecured claim. In accordance with SOP 90-7, approximately $12.2 million of contractually stated interest was not recorded as interest expense during the six months ended December 31, 2003. The decrease in interest expense resulting from not recording interest on pre-petition debt was slightly offset by an increase in interest on short-term borrowings due to higher average balances outstanding and higher interest rates.

Reorganization items

     Reorganization items represent amounts incurred by the Company as a direct result of the Chapter 11 filing and are presented separately in the consolidated statement of operations in accordance with SOP 90-7. In December 2002 and January 2003, the Court approved orders that elevated OAC’s right to receive servicing fees to a senior position, rather than its previous subordinated position, in the distribution of cash flows from the REMIC trusts and, in certain instances, increased the amount of the fees, as described in Note 2 to the consolidated financial statements. Accordingly, the Company recaptured or reversed impairment charges previously taken related to its servicing assets and liabilities. Such charges originally resulted from projected cash servicing fee shortfalls due to the subordinated position of OAC’s right to receive servicing fees. The recapture or reversal amounted to $75.1 million in the quarter ended December 31, 2002. This was more than offset by impairment charges of $235.8 million related to the Company’s guarantee liabilities and $1.2 million related to retained regular REMIC interests. The substantial impairment charges arose as a result of cash distributions to holders of guaranteed REMIC securities now being subordinated to the payment of servicing fees to the Company. This subordination increased the estimated amount of principal and interest that the Company will be required to pay under the guarantees. Reorganization items for the six months ended December 31, 2003 and 2002 include professional fees of $8.2 million and $7.2 million, respectively, representing financial, legal, real estate and valuation services directly associated with the reorganization process.

Income taxes

     No income tax provision has been recorded with respect to pretax income for the six months ended December 31, 2003 because the Company estimates its effective income tax rate for the year ended June 30, 2004 will be zero. No income tax benefit was recorded with respect to net losses incurred for the six months ended December 31, 2002. Because the Company has operated at a loss in each of its five most recent fiscal years and believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” it is not appropriate to record income tax benefits with respect to current losses because of the uncertainty of realization of any tax benefit attributable to such losses. As of June 30, 2003 the Company had federal net operating loss carryforwards of approximately $281 million, and had recorded valuation allowances for substantially all of the related deferred income tax assets because of the uncertainty surrounding their realization. The Company’s proposed plan of reorganization, should it be implemented, could result in utilization of a significant amount of these net operating loss carryforwards to offset cancellation of indebtedness income arising from implementation of the proposed reorganization plan. In addition, implementation of the proposed plan of reorganization may result in limitations on the utilization of any remaining net operating loss carryforwards

Liquidity and Capital Resources

     For the past several years the Company has incurred substantial net losses, including not only asset impairment charges and reorganization costs, but also operating losses. These financial results reflect the difficult business conditions within the manufactured housing industry over the last several years, including a highly competitive environment caused principally by the industry’s aggressive expansion in the retail distribution channel, excessive amounts of finished goods and repossession inventory, and a significant reduction in the availability of financing at both the wholesale and retail levels. Declines in overall economic conditions have contributed to a difficult environment. The industry estimates that shipments of manufactured homes from production facilities declined by approximately 13% during calendar 2002 and by approximately 22% during calendar 2003, while industry repossessions continue in the approximate range of 80,000 to 90,000 units annually, more than 50% of new home shipments.

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

     Although the Company took substantial steps to lower inventory levels, reduce operating expenses and maximize cash flow, these improvements were not sufficient to offset the overall poor performance of the loan portfolio, the deterioration in the asset-backed securitization market, the general economic recession and the adverse market conditions present in the manufactured housing sector since 1999. As more fully described in Note 2 to the consolidated financial statements, on November 15, 2002 the Debtors filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in Wilmington, Delaware. The Debtors filed for reorganization under Chapter 11 in order to restructure their financial position and access new working capital while continuing to operate in the ordinary course of business.

     On November 24, 2003 the Company entered into an asset purchase agreement with Clayton Homes, Inc., pursuant to which substantially all of the Company’s non-cash assets would be sold to Clayton for approximately $372.5 million, subject to certain adjustments. On February 6, 2004 the Bankruptcy Court approved the Company’s disclosure statement relating to its amended and restated plan of reorganization (the “Amended Plan”), pursuant to which the Company would complete the sale of its assets to Clayton, and authorized the Company to solicit a vote of parties in interest in the bankruptcy case to approve the Amended Plan. The Company has mailed voting materials to the parties in interest, and the voting deadline currently is March 12, 2004. If the affirmative vote required by law to confirm the Amended Plan is obtained and the plan is confirmed, and certain other conditions to the Clayton sale are satisfied, then the Company expects to close the sale to Clayton in March or April 2004, after which the proceeds of the sale and the other assets of the Company will be distributed in accordance with the Amended Plan. In such event, the Company will cease to operate as a going concern, unless Clayton exercises its option to exclude an operating business from the assets to be acquired, in which case the value of such business would redound to the benefit of the bankruptcy estate. If the sale to Clayton is not consummated, the Amended Plan provides for reorganization of the Company as a standalone entity, under which substantially all of the Company’s prepetition liabilities would be cancelled in exchange for 100% of the oustanding common stock of the reorganized Company; the Company has a commitment from a lender to provide the financing necessary to implement the standalone reorganization plan and has completed the documentation for such financing.

     The Company’s ability to continue to operate as a going concern is subject to numerous risks and uncertainties, including those described under “Forward Looking Statements” below.

     The Debtors have an agreement with Berkshire Hathaway Inc. and Greenwich Capital Financial Products, Inc. to provide debtor-in-possession (“DIP”) financing of up to $250 million during completion of the reorganization (the “DIP Facility”). The DIP Facility was amended and restated in January 2004 and includes an up to $75 million line of credit to be used for general corporate liquidity needs (the “Revolving Loan”), an up to $50 million loan servicing advance line (the “Servicing Advance Loan”) and an up to $150 million loan (the “Warehouse Loan”) for interim warehouse financing for loans originated by the Company’s consumer finance business.

     In addition to the liquidity provided by the DIP Facility, the elevation of the Company’s right to receive servicing fees under its servicing contracts improves the Company’s operating cash flow as described in Note 2 to the consolidated financial statements.

     The Company believes that borrowings under the DIP Facility, coupled with continued access to the asset-backed securitization market and/or whole loan sales, as well as operating cash flow (including increased servicing fee cash flow), will be sufficient to enable the Company to meet its obligations and to execute its business plan pending consummation of the sale of assets to Clayton Homes. Continued access to borrowings under such facilities is dependent upon the Company’s compliance with the terms and conditions contained therein, including compliance with financial covenants. In addition, the DIP Facility terminates not later than June 30, 2004. The Company has a commitment from a lender to provide up to $250 million of exit financing to implement the Standalone Plan if the sale to Clayton is not consummated and the Amended Plan is confirmed, and has completed the documentation for such financing.

     The retail financing of sales of the Company’s products historically has been an integral part of the Company’s vertical integration strategy. Such financing consumes substantial amounts of capital, which the Company has obtained principally by regularly securitizing such loans through the asset-backed securities market. In March 2003 the Company completed, on a servicing-released basis, a whole loan sale of $260 million of loans rather than securitizing them. The Company believes that its net proceeds from the whole loans sale were adversely affected by poor conditions in the manufactured housing asset-backed market, which has in recent years provided the majority of permanent financing for such loans. Such poor conditions include substantially reduced market demand for new asset-backed securities, an increase in the rate of interest on such securities required by investors, and an increase in credit enhancement required by credit rating agencies to achieve credit ratings necessary to market the securities successfully. The Company believes such poor market conditions are the result of worse than expected credit performance by pools of manufactured housing loans securitized in recent years, including but not limited to pools securitized by the Company. The Company also believes that the uncertainties surrounding the Company’s bankruptcy filing also may have contributed to the level of discount on the loans sold. In October 2003 the Company sold an additional $130 million of loans on a servicing-related basis. While the purchase price improved from the March 2003 loan sale, the price remained less than the cost of the loans.

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

     From time to time, the Company has retained certain subordinated securities from its securitizations. At December 31, 2003 the Company had retained such subordinated asset-backed securities having a carrying value of $1.7 million associated with the August 2002 securitization, as well as securities having a carrying value of $968,000 from securitization transactions prior to 1994. The Company considers any asset-backed securities retained to be available for sale and would consider opportunities to liquidate these securities based upon market conditions. Continued lack of demand for subordinated asset-backed securities would likely require the Company to seek alternative sources of financing for the loans originated by the consumer finance business, or require the Company to seek alternative long-term financing for the subordinated asset-backed securities. There can be no assurance that such alternative financing can be obtained, and the inability of the Company to obtain such alternative financing could have a materially adverse impact on the Company’s liquidity and operations.

     The Company operates its plants to support its captive retail sales centers and its independent retailer base. The Company has, and will continue to, adjust production capacity in line with demand, producing at a rate that will allow the Company to maintain as little inventory as practicable. In addition, the Company has significantly reduced the number of retail sales centers it operates.

     The Company estimates that in 2004 capital expenditures will approximate $8 million, comprised principally of improvements at existing facilities, computer equipment and the replacement of certain computer information systems.

     The decrease in loans and investments from June 30, 2003 principally reflects a decrease in loans held for sale. On October 8, 2003 the Company sold loans held for sale having a principal balance of approximately $130 million. The net proceeds of the sale were approximately $114 million.

Forward Looking Statements

     This Form 10-Q contains certain forward-looking statements and information based on beliefs of the Company’s management as well as assumptions made by, and information currently available to, the Company’s management. These statements include, among others, statements relating to the Company’s expectation that it will operate approximately 98 sales centers and 14 manufacturing plants in the future; the Company’s expectation that the sale to Clayton will be closed in March or April 2004; the Company’s expectation that an increasing percentage of its sales will be through independent dealers in 2004; the Company’s intention to sell the Pinehurst and Hendersonville subdivisions; the Company’s beliefs regarding the capacity of its manufacturing lines; the Company’s beliefs regarding the adverse causes of the loss on its whole loan sale of $260 million of installment sale contracts and mortgage loans; the Company’s belief that its participation in incremental commissions from its insurance operations will reduce the volatility of the Company’s earnings; the Company’s expectation that future credit losses will increase, particularly in the near-to-mid term; the Company’s expectation that FIN 46 will not have a material effect on its financial condition and results of operations; management’s belief that difficult competitive and economic conditions may continue for the foreseeable future, making it inappropriate to record income tax benefits on current losses in excess of anticipated refunds of taxes previously paid; the Company’s assumption that it will sell substantially all repossessions through wholesale distribution channels; the Company’s expectation that it will be able to access sufficient working capital to fund its operations while in bankruptcy proceedings; the Company’s belief that it will be able to continue to generate liquidity through its securitization program or through whole loan sales and its credit facilities; the Company’s assumption that it will successfully emerge from its Chapter 11 reorganization as a going concern; the Company’s expectation that it will continue to operate in the ordinary course of business during the Chapter 11 reorganization; the Company’s belief that borrowings under credit facilities and access to the asset-backed securitization market and/or whole loan sales will be sufficient for the Company to meet its obligations and execute its business plan throughout the bankruptcy proceedings; the Company’s belief that the whole loan selling prices are being adversely affected by conditions in the manufactured housing asset-backed market; the industry’s estimate of declines in shipments of manufactured homes from production facilities; the Company’s belief that it will likely receive less cash proceeds from securitization than it has in the past; the Company’s belief that the Company’s common stock will likely be substantially or completely diluted or cancelled under the reorganization plan and that the claims of the Company’s unsecured creditors, including senior notes and REMIC guarantee obligations, will be converted to equity; and the Company’s estimate that it may spend $8 million on capital expenditures in fiscal 2004.

     These forward-looking statements reflect the current views of the Company with respect to future events and are subject to a number of risks, including, among others, the following: actual recovery to the Debtors’ claimants may be less than or greater than is estimated in any disclosure statement; competitive industry conditions could further adversely affect sales and profitability; the Company may be unable to access sufficient capital to fund its operations; the Company may not be able to securitize its loans or otherwise obtain capital to finance its retail sales and financing activities; it may recognize special charges or experience increased costs in connection with its securitization or other financing activities; the Company may recognize special charges or experience increased costs in connection with restructuring activities; the Company may recognize significant expenses or charges associated with the reorganization; the Company may not realize anticipated benefits associated with its restructuring activities (including the closing of underperforming sales centers); adverse changes in government regulations applicable to its business could negatively impact the Company; it could suffer losses resulting from litigation (including shareholder class actions or other class action suits); the Company could experience increased credit losses or higher delinquency rates on loans originated; negative changes in general economic conditions in markets could adversely impact the Company; it could lose the services of key management personnel; and any other factors that generally affect companies in its lines of business could also adversely impact the Company.

     In addition, the views of the Company are subject to certain risks related to the Chapter 11 bankruptcy proceedings, including the Company may not be able to continue as a going concern; the sale to Clayton may not be consummated; the Company’s debtor-in-possession and other financing activities may not be finalized, may be terminated or otherwise may not be available for borrowing; the Company may not be able to securitize the loans that it originates or otherwise finance its loan origination activities; the Company may not be able to obtain the Court’s approval with respect to motions in the Chapter 11 proceeding prosecuted by it from time to time; the Company may not be able to prosecute, confirm and consummate one or more plans of reorganization with respect to the Chapter 11 cases; third parties may seek and obtain court approval to terminate or shorten the exclusivity period that the Company has to propose and confirm one or more plans of reorganization; the Company may not be able to obtain and maintain normal terms with vendors and service providers; the Company may not be able to maintain contracts that are critical to its operations and the Chapter 11 cases may have an adverse impact on the Company’s liquidity or results of operations.

     Should the Company’s underlying assumptions prove incorrect or should one or more of the risks and uncertainties materialize, actual events or results may vary materially and adversely from those described herein as anticipated, expected, believed or estimated.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. The chief executive officer and chief financial officer of the Company, with the participation of the Company’s management, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) pursuant to Rule 13a – 15(b) of the Exchange Act as of December 31, 2003 and, based on that evaluation, which disclosed no significant deficiencies or material weaknesses, have concluded that such disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings. During the second quarter of fiscal 2004, there have not been any significant changes in the Company’s internal controls over financial reporting or in other factors that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

     During fiscal 2001 a lawsuit was filed against the Company and certain of its subsidiaries in the Circuit Court of Saline County, Arkansas. The plaintiffs filed this suit seeking certification of a nationwide class of persons (i) who were charged “dealer prep,” “FTC” or “destination” charges and (ii) who were sold homeowners’ insurance or credit life insurance in connection with their purchases of manufactured homes. The complaint alleges common law fraud and violations of the North Carolina, Florida and Arkansas deceptive trade practices acts. The plaintiffs are seeking compensatory and punitive damages but have limited their claims against the Company to less than $75,000 per person, inclusive of costs and attorney’s fees. The Company moved to compel arbitration of the claims of all purchasers who signed arbitration agreements (all purchasers after October 1, 1996). The trial court denied this motion and the Company filed an interlocutory appeal to the Arkansas Supreme Court. That appeal is fully briefed but has not yet been scheduled for oral argument. The trial court stayed all proceedings as to post-October 1, 1996 sales but allowed proceedings to continue with respect to the pre-October 1, 1996 sales. Specifically, the trial court allowed discovery and motions to proceed as to all persons who purchased homes before October 1, 1996. On September 18, 2002, the trial court announced its decision to certify a class of persons who were charged “dealer prep,” “FTC” or “destination” charges prior to October 1, 1996. The trial court denied certification of a class of persons who were sold homeowners’ insurance or credit life insurance prior to October 1, 1996. An order of class certification was not entered by the trial court and the action against the Oakwood defendants was stayed effective November 15, 2002. On November 13, 2003 the Bankruptcy Court entered a Stipulation and Order which granted limited relief from the automatic stay. On December 12, 2003 the Saline County case was removed to the United States District Court for the Eastern District of Arkansas. The plaintiffs subsequently filed a motion to remand the case back to Saline County. As of February xx, 2004 that motion was still pending. If a class certification order is entered, the Company intends to appeal it. The Company intends to defend this case vigorously.

     In addition, the Company is subject to legal proceedings and claims that have arisen in the ordinary course of its business and have not been finally adjudicated, and in management’s opinion, the ultimate resolution of these matters is not expected to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Item 3. Defaults on Senior Securities

     By filing a petition for reorganization in the Bankruptcy Court, the Company defaulted under the terms of the Indenture by and between the Company and The First National Bank of Chicago, with respect to its $125,000,000 7 7/8% Senior Notes due 2004 and its $175,000,000 8 1/8% Senior Notes due 2009. The principal amount outstanding under such notes on November 15, 2002 was $299.6 million.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

	4	Agreement to Furnish Copies of Instruments with Respect to Long-term Debt

	31.1	Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer

99.1	Amended and Restated Debtor-In-Possession Financing and Security Agreement, dated as of December 31, 2003

b)	Reports on Form 8-K

On October 14, 2003 the Company filed a Current Report on Form 8-K reporting that the U.S. Bankruptcy Court in Delaware had entered an order approving the Company’s Disclosure Statement and authorizing the Company to solicit a vote of its creditors to approve the Company’s proposed Plan of Reorganization.

On November 26, 2003 the Company filed a Current Report on Form 8-K reporting that it had entered into an Asset Purchase Agreement with Clayton Homes, Inc.

On December 19, 2003 the Company filed a Current Report on Form 8-K reporting that the United States Bankruptcy Court in Delaware had approved a Bidding Procedures Order.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKWOOD HOMES CORPORATION

	By:	/s/ Douglas R. Muir

Douglas R. Muir
Executive Vice President and
Chief Financial Officer
Dated: February 16, 2004